Form 10-Q
period 2000-06-30
3 DIMENSIONAL PHARMACEUTICALS INC
filed 2000-09-14
CIK 914201

                                   FORM 10-Q

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                  (MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2000 OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       Commission file number 001-16019

                      3-DIMENSIONAL PHARMACEUTICALS, INC.
            (Exact name of registrant as specified in its charter)

                                   Delaware

                         ----------------------------
                         (State or other jurisdiction
                       of incorporation or organization)

                                  23-2716487

                         ----------------------------
                     (I.R.S. Employer Identification No.)

                              665 Stockton Drive

                              Exton, Pennsylvania

                                     19341

                   ----------------------------------------
                   (Address of principal executive offices)

                                 610/458-8959

                   ----------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES   X 1.    NO_____
                                   -----


 As of September 13, 2000, 20,088,962 shares of common stock were outstanding.
--------------------------------------------------------------------------------

                        Part I - Financial Information

                                      ---
                        Item 1 - Financial Information

                      3-DIMENSIONAL PHARMACEUTICALS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                           June 30, 2000           December 31, 1999
                                                                        -------------------    ------------------------
ASSETS                                                                     (UNAUDITED)
Current assets:
       Cash and cash equivalents                                                22,400,000                   7,645,000
       Prepaid expenses and other current assets                                 1,039,000                     337,000
                                                                        ------------------     -----------------------
Total current assets                                                            23,439,000                   7,982,000
Property and equipment                                                           4,031,000                   4,314,000
Other assets                                                                     1,257,000                     184,000
                                                                        ------------------     -----------------------
                                                                                28,727,000                  12,480,000
                                                                        ==================     =======================
LIABILITIES AND CAPITAL DEFICIENCY
Current liabilities:
      Accounts payable and accrued expenses                                      1,855,000                   2,737,000
      Deferred Income                                                            1,236,000                     888,000
      Current portion of long term debt                                          1,268,000                   1,139,000
      Current portion of settlement accrual                                      1,000,000                   1,000,000
                                                                        ------------------     -----------------------
Total current liabilities                                                        5,359,000                   5,764,000
      Notes payable-dividends and accrued interest                               1,058,000                     685,000
      Long -term debt, less current portion                                      1,990,000                   2,330,000
      Convertible notes payable and accrued interest                                                        10,115,000
      Long-term portion of settlement accrual                                                                  500,000
                                                                        ------------------     -----------------------
                                                                                 8,407,000                  19,394,000
                                                                        ------------------     -----------------------
Commitment and contingency

Redeemable Convertible Series A preferred stock-$.001 par value;
      35,136,963 shares authorized, 34,897,488 and 25,235,240 issued and outstanding at June 30, 2000 and December 31, 1999
      respectively (aggregate liquidating preference $63,721,218 at
      June 30, 2000 and $35,004,474 at December 31, 1999)                       63,550,000                  34,834,000
                                                                        ------------------     -----------------------

Capital Deficiency

       Convertible preferred stock-$.001 par value:6,000,000 shares authorized in aggregate, 2,025,000 and 1,400,000 issued and outstanding at June 30, 2000 and December 31, 1999
         (Aggregate liquidating preference $8,250,000 and
        $3,250,000, respectively)                                                    2,000                       1,000
        Common stock-$.001 par value; 15,994,613 shares authorized,
          975,141 and 745,418 shares outstanding at June 30, 2000
          and December 31, 1999  respectively                                        1,000                       2,000
        Additional paid-in capital                                               9,659,000                   3,428,000
        Notes receivable from officers                                            (589,000)                    (70,000)
        Deferred compensation                                                     (975,000)
        Accumulated deficit                                                    (51,328,000)                (45,109,000)
                                                                        ------------------     -----------------------
Total capital deficiency                                                       (43,230,000)                (41,748,000)
                                                                        ==================     =======================
                                                                                28,727,000                  12,480,000
                                                                        ==================     =======================

                      3-DIMENSIONAL PHARMACEUTICALS, INC.
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                  Three Months Ended                     Six Months Ended
                                                       June 30,                              June 30,
                                          -----------------------------------------------------------------------
                                               2000               1999               2000               1999
                                          --------------     ------------       -------------      --------------
                                          (Consolidated)                        (Consolidated)
Grant and research revenue.............   $  2,131,000       $  1,882,000       $  3,615,000       $  3,261,000

Costs and expenses:
       Research and development........      3,135,000          2,875,000          6,560,000          5,850,000
       General and administrative......      1,684,000          1,657,000          3,221,000          2,812,000
                                          ------------       ------------       ------------       ------------
                                             4,819,000          4,532,000          9,781,000          8,662,000
                                          ------------       ------------       ------------       ------------
Loss from operations...................     (2,688,000)        (2,650,000)        (6,166,000)        (5,401,000)
Interest income........................        326,000             85,000            413,000            210,000
Interest expense.......................       (115,000)          (128,000)          (466,000)          (242,000)
                                          ------------       ------------       ------------       ------------
Net loss...............................     (2,477,000)        (2,693,000)        (6,219,000)        (5,433,000)
Declared and accrued cumulative
    dividends on preferred stock.......       (167,000)          (167,000)          (334,000)          (334,000)
                                          ------------       ------------       ------------       ------------
Net loss applicable to common
    stock..............................   $ (2,644,000)      $ (2,860,000)      $ (6,553,000)      $ (5,767,000)
                                          ============       ============       ============       ============
Basic and diluted net loss per
    common share.......................   $      (3.76)      $      (4.73)      $      (9.61)      $      (9.74)
Weighted average common shares
     outstanding.......................        703,936            604,224            682,061            592,096
                                          ------------       ------------       ------------       ------------

                      3-DIMENSIONAL PHARMACEUTICALS, INC.
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                                          Six Months Ended
                                                                           ---------------------    ---------------------
                                                                              June 30, 2000             June 30, 1999
                                                                           ---------------------    ---------------------
                                                                              (consolidated)
Cash flows from operating activities:
Net loss                                                                       $  (6,219,000)           $  (5,433,000)
Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization                                                    789,000                  802,000
    Amortization of premium of short-term investments                                                          18,000
    Valuation of options and warrants                                                155,000
     Interest paid with preferred stock                                              238,000
          Changes in:
              Grants and contracts receivable                                       (501,000)                 266,000
              Other assets                                                          (329,000)                (318,000)
              Accounts payable and accrued expenses                                 (993,000)                 420,000
            Settlement accrual                                                      (500,000)
            Deferred income                                                          348,000                 (346,000)
                                                                               -------------            -------------
    Net cash used in operating activities                                         (7,012,000)              (4,591,000)
                                                                               -------------            -------------

Cash flows from investing activities:
   Sale and maturities of investment securities                                                             4,265,000
   Capital expenditures                                                           (1,044,000)                (143,000)
                                                                               -------------            -------------
    Net cash provided by (used in) investing activities                           (1,044,000)               4,122,000
                                                                               -------------            -------------

Cash flows from financing activities:
   Proceeds from sale of stock and exercise of options and
       warrants                                                                   23,953,000                    4,000
   Loan made to officer                                                             (520,000)
   Reduction of long-term debt and notes payable                                    (622,000)                (486,000)
                                                                               -------------            -------------
    Net cash provided by (used in) financing activities                           22,811,000                 (482,000)
                                                                               -------------            -------------

Net increase (decrease) in cash and cash equivalents..........                    14,755,000                 (951,000)
Cash and cash equivalents-beginning of period                                      7,645,000                2,439,000
                                                                               -------------            -------------

Cash and cash equivalents-end of period                                        $  22,400,000            $   1,488,000
                                                                               =============            =============

Supplemental disclosures of cash flow information:
     Cash paid for interest                                                    $      183,000           $     230,000
     Noncash investing and financing activities:
         Equipment purchased under capital leases                                                       $     390,000
         Dividend declared but not paid                                        $      501,000           $     334,000
         Notes payable (including interest due of $353,000)
             exchanged for redeemable preferred stock                          $   10,353,000

                      3-Dimensional Pharmaceuticals, Inc.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. Basis of Presentation:

The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management's opinion, the accompanying consolidated financial statements contain all adjustments, consisting of normally recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations. Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited consolidated financial statements should be read in conjunction with the Company's 1999 audited financial statements and footnotes included in the Company's Registration Statement on Form S-1, as amended (File No. 333-37606).

The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses incurred during the reporting period. Actual results could differ from those estimates.

2. Revenue recognition

Revenue from corporate collaborations, is recognized over the period that the Company performs research and development activities under the terms of the agreements. Such revenue includes periodic payments for research and development activities and related nonrefundable up-front technology access fees and/or technology or software licensing fees. Revenue from nonrefundable up-front fees for the licensing of technology, products or software under agreements which do not require the Company to perform research or development activities or other significant future performance obligations is recognized at the time the agreement is executed or the software is delivered. Revenue resulting from the achievement of milestone events stipulated in the agreements is recognized when the milestone is achieved. Up-front fees and other amounts received in excess of revenue recognized are recorded as deferred income.
In the year ended December 31, 1999, the Company changed its method of recognizing revenue with respect to nonrefundable up-front fees received under corporate collaboration research agreements to the method described above to conform with the requirements of an accounting bulletin on revenue recognition issued by the staff of the Securities and Exchange Commission in December 1999 and retroactively restated its prior years financial statements to reflect the application of the new method. Prior to the change the Company recognized revenue from such fees upon the execution of the agreement.

3. Net Loss Per Common Share

The Company has presented basic and diluted net loss per share pursuant to the Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share," and the Securities and Exchange Commission Staff Accounting Bulletin No.
98. In accordance with SFAS 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Pro forma basic and diluted net loss per common share, as presented in the statements of operations, gives effect to the conversion of the redeemable convertible preferred stock, which automatically converted to common stock upon the closing of the Company's initial public offering, from the original date of issuance.

                                                                  Three Months Ended June 30,             Six Months Ended June 30,
                                                                  ----------------------------           --------------------------
                                                                      2000           1999                   2000            1999
                                                                      ====           ====                   ====            ====
Net Loss                                                          $(2,477,000)    $(2,693,000)           $(6,219,000)   $(5,433,000)

Declared and accrued cumulative dividends on preferred stock
                                                                     (167,000)       (167,000)              (334,000)      (334,000)
                                                                  ---------------------------            --------------------------

     Net loss to common stockholders                              $(2,644,000)    $(2,860,000)           $(6,553,000)   $(5,767,000)
                                                                  ===========================            ==========================
Basic and diluted
Weighted average shares of common stock outstanding                   955,311         738,105                867,748        736,053
Less: weighted average shares subject to repurchase                  (251,375)       (133,881)              (185,687)      (143,958)
                                                                  ---------------------------            --------------------------
Weighted average shares used in computing basic and diluted
net loss per share                                                    703,936         604,224                682,061        592,096
                                                                  ===========================            ==========================

Basic and diluted net loss per share                              $     (3.76)    $     (4.73)           $     (9.61)   $     (9.74)
                                                                  ===========================            ==========================
Pro forma:
     Net loss to common stockholders                              $(2,644,000)    $(2,860,000)           $(6,553,000)   $(5,767,000)

Add:Declared and accrued cumulative dividends on preferred stock      167,000         167,000                334,000        334,000
                                                                  ---------------------------            --------------------------
     Net loss                                                     $(2,477,000)    $(2,693,000)           $(6,219,000)   $(5,433,000)
                                                                  ===========================            ==========================
     Shares used above                                                703,936         604,224                682,061        592,096
     Pro forma adjustment to reflect the weighted-
     average effect of assumed conversion of
     convertible preferred stock (unaudited)
                                                                   13,073,769       9,544,729             11,328,033      9,544,729

             Add: Common shares Subject to Repurchase
                       with accelerated vesting Provision              45,982          45,982                 45,982         45,982

     Shares used in computing pro forma basic
     and diluted net loss per share (unaudited)                    13,823,687      10,194,935             12,056,076     10,182,806
                                                                  ===========================            ==========================
     Pro forma basic and diluted net loss per
     share (unaudited)                                            $     (0.18)    $     (0.26)           $     (0.52)   $     (0.53)
                                                                  ===========================            ==========================

     The Company has excluded all outstanding redeemable convertible preferred stock, outstanding stock options and warrants, and shares subject to repurchase from the calculation of basic and diluted loss per common share because all such securities are antidilutive for all applicable periods presented. The pro forma calculations exclude outstanding stock options and warrants, and shares subject to repurchase as they are antidilutive.

4. Schering AG

In May 2000, the Company entered into a license and research agreement with Schering AG, Germany, in which Schering AG obtained, for human therapeutic uses, exclusive worldwide rights to our urokinase inhibitor compounds. During the initial two year research and development term the Company is to receive payments for research funding totaling $5 million. In addition, the Company is eligible to receive milestone payments up to approximately $23 million, depending on whether stipulated milestones are met, for the first product developed in a therapeutic area and future milestones for additional therapeutic areas and royalties on the sales of resulting products. In connection with the agreement, an affiliate of Schering AG made a $5 million equity investment consisting of 625,000 shares of Series D preferred stock at $8.00 per share.

5. Subsequent Events

[a]  Bristol-Myers Squibb Company

In July 2000, the Company entered into a collaboration with Bristol-Myers Squibb Company, or BMS, under which the Company will use its DiscoverWorks technologies to assist BMS in the discovery and development of new human drugs for specific biological targets. In the initial three-year term of the research collaboration, BMS will supply at least 30 biological targets and the Company will create chemical libraries and screen such libraries against these targets. Thereafter, the parties will agree upon which organization will conduct subsequent lead optimization and development activities of active hits toward creating pre-clinical drug candidates. Patentable subject matter resulting from this collaboration will be assigned according to U.S. practice for identifying inventorship. In addition to its collaboration in this research, BMS will be primarily responsible for pre-clinical and clinical development, and for marketing and sales of any resulting products.

The Company will receive upfront licensing and technology access fees amounting to $23.5 million, and committed research funding of $14.4 million over the first three years of the collaboration as well as payments for any purchases of ThermoFlour instruments. In addition, the Company will receive milestone payments through the clinical development stages, and royalty payments on sales of any resulting products, with the amount at each level determined based on our involvement in the related optimization and development activities. For each compound, depending on whether all pre-clinical and clinical milestones are met, we could receive milestone payments aggregating up to between $4.5 million and $15 million, depending on our level of contribution to the development of the compound.

The Company has also granted BMS non-exclusive licenses under DirectedDiversity patent rights for the duration of the rights and non-exclusive perpetual licenses under ThermoFluor and Protein Expression and Refolding Technology for use by BMS in their research and development programs in exchange for licensing fees. BMS also has the opportunity to purchase from us ThermoFluor instruments. In addition, BMS has subscribed to the Company's planned Proteomica G-Protein Coupled Receptor

("GPCR") structure database. BMS will pay user fees based on the content of the database which are contingent upon the Company's successful determination of one or more GPCR structures.

BMS may terminate research activities with 90 days notice, without cause, but must pay any remaining costs of the initial research term or one-half of the remaining cost of any extended term. Following the end of the initial research or any extended research term, either party may terminate the agreement on 30 days notice if no compound is being optimized or developed under the collaborative agreement. Otherwise, the agreement will remain in effect for 10 years from the first commercial sale of a product identified from the research program or until the expiration of patent rights relating to such product.

[b]  Initial Public Offering ("IPO")

In July 2000, the Company effected a 1 for 2.8 reverse stock split of all outstanding common and preferred stock and increased the number of authorized shares of common stock to 50,000,000. All references in the accompanying financial statements to the number of shares and per share amounts have been retroactively restated to reflect the reverse stock split.

On August 9, 2000 the Company completed its initial public offering of 5,750,000 shares of common stock at $15.00 per share, including 750,000 shares of common stock issued pursuant to the underwriter's over-allotment option. The combined gross proceeds to the Company from the offering and over-allotment option was $86.25 million.

Following completion of the IPO, all of the outstanding shares of the Company's Series A redeemable, convertible preferred stock and Series B, C and D convertible preferred stock were converted into 13,186,602 shares of common stock. In addition, 71,234 shares of common stock were issued at the close of the IPO upon the automatic conversion of $979,000 of convertible promissory notes, plus accrued interest, issued in lieu of cash dividends to the holders of the Company's series A-1 preferred stock.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FORWARD LOOKING STATEMENTS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations as well as information contained elsewhere in this Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements about the following:

     .    The Company's intentions regarding collaborations
     .    Anticipated operating losses
     .    The Company's ability to out-license internally developed products

When used in this Report, we intend the words "may," "believe," "anticipate," "planned," "expect," "require," "intend," "assume" and similar words to identify "forward-looking statements." Our forward-looking statements involve uncertainties and other factors that may cause our actual results, performance or achievements, to be far different from that suggested by our forward-looking statements. You should not place undue reliance on our forward-looking statements. We do not intend to update any of these factors or to publicly announce the results of any revisions to any of these forward-looking statements.

OVERVIEW OF 3-DIMENSIONAL PHARMACEUTICALS, INC.'S FINANCIAL PERFORMANCE
Overview

3-Dimensional Pharmaceuticals, Inc. is a drug discovery company that has developed and integrated a set of proprietary technologies called DiscoverWorks which accelerate and improve the drug discovery process and capitalize on the opportunities for drug discovery presented by the thousands of new targets for drugs being revealed from the sequencing of the human genome. The Company's technologies also facilitate drug discovery for well-characterized disease targets that have proven difficult. The Company believes that its technologies, which apply to virtually any disease target, produce compounds suitable for development into drugs in a more timely and cost- effective manner and with a higher probability of success than that currently achieved using conventional methods. The Company is using its technologies both to assist collaborators in discovering drug candidates, and to discover and develop its own drug candidates, which the Company currently intends to license at the pre-clinical or early clinical stage.

To date, substantially all of the Company's revenue has been from corporate collaborations, license agreements and government grants. Revenue from corporate collaborations and licensing agreements consists of up-front fees, ongoing research and development funding, potential milestone payments and royalties upon the sale of designated products. Royalties from sales of products are not expected for at least several years, if at all. The Company recognizes revenue from corporate collaborations, including periodic payments for research and development activities and related nonrefundable technology access fees and/or technology or software licensing fees, over the period that the Company performs research and development activities under the terms of these agreements.

Revenue from nonrefundable up-front fees for the licensing of technology, products or software under agreements that do not require us to perform research or development activities or other significant future performance obligations is recognized at the time the agreement is executed or the software is delivered. Revenue resulting from the achievement of milestone events stipulated in the agreements is recognized when the milestone is achieved. Up- front fees and other amounts received in excess of revenue recognized are recorded as deferred income.

The Company has incurred substantial operating losses since its inception in 1993. As of June 30, 2000, the Company's accumulated deficit was $51.3 million. The Company has funded its operations primarily through private placements of equity securities totaling $73.1 million and revenues of $18.2 million. The Company's losses have resulted principally from costs incurred in research and development activities related to its efforts to develop its technologies and internal drug discovery programs and from the associated administrative costs required to support these efforts. The Company expects to incur additional operating losses over the next several years as it continues to develop its technologies and fund internal product research and development. The Company's ability to achieve profitability is dependent on the progress and commercialization of drug candidates from existing internal programs and collaborations and the Company's ability to initiate and develop new internal programs and enter into additional collaborations with favorable economic terms. Payments either under collaborative agreements or related to the licensing of drug candidates the Company develops internally will be subject to significant fluctuation in both timing and amount and therefore the results of operations for any period may not be comparable to the results of operations from any other period.

Results of Operations

Three Months Ended June 30, 2000 and 1999

Revenue. Revenue for the three months ended June 30, 2000 was $2.1 million as compared to $1.9 million for the three months ended June 30, 1999. Revenues in the second quarter of 2000 included $1.9 million from corporate collaborations, including revenue from new agreements with DuPont Pharmaceuticals Company, Boehringer Ingelheim Pharmaceuticals, Inc. and Berlex Pharmaceuticals,Inc., and continued funding from Aventis and Heska Corporation and $0.2 million from government grants. Revenues in the second quarter of 1999 included $1.9 million from corporate collaborations, including revenues from Wyeth-Ayerst, Merck KGaA, and Heska Corporation.

Research and Development Expenses. Research and development expenses increased $0.3 million, to $3.1 million for the three months ended June 30, 2000 from $2.8 million for the three months ended June 30, 1999. This increase was connected to the expansion of research efforts in the Company's internal programs, including clinical testing of our lead internal compound, the commencement of collaborative discovery programs and investment in the Company's core technologies, with related increases in expenses for personnel, equipment and lab supplies for all of these activities.

General and Administrative Expenses. General and administrative expenses were $1.7 million for both the three months ended June 30, 2000 and for the three months ended June 30, 1999.

Other Income (Expenses). Interest income was approximately $0.3 million for the second quarter of 2000 and approximately $0.1 million in the second quarter of 1999. The increase of $0.2 million is attributable to the investment of the proceeds from the private placements of securities completed during this period. Interest expense was approximately $0.1 million for the second quarter of 2000 and 1999.

Six Months Ended June 30, 2000 and 1999

Revenue. Revenue for the six months ended June 30, 2000 was $3.6 million as compared to $3.3 million for the six months ended June 30, 1999. Revenues in the first half of 2000 included $3.3 million from corporate collaborations, including revenue from new agreements with DuPont Pharmaceuticals Company, Boehringer Ingelheim Pharmaceuticals, Inc. and Berlex Pharmaceuticals,Inc., and continued funding from Aventis and Heska Corporation and $0.3 million from government grants. Revenues in the first half of 1999 included $3.2 million from corporate collaborations, including revenues from Wyeth-Ayerst, Merck KGaA, and Heska Corporation and $0.1 million from government grants.

Research and Development Expenses. Research and development expenses increased $0.7 million, to $6.6 million for the six months ended June 30, 2000 from $5.9 million for the six months ended June 30, 1999. This increase was connected to the expansion of research efforts in the Company's internal programs, including clinical testing of our lead internal compound, the commencement of collaborative discovery programs and investment in the Company's core technologies, with related increases in expenses for personnel, equipment and lab supplies for all of these activities.

General and Administrative Expenses. General and administrative expenses increased by $0.4 to $3.2 million for the six months ended June 30, 2000 from $2.8 million for the six months ended June 30, 1999. The increase was primarily connected to increased management and administrative personnel expenses related to the expansion of the Company's operations and business development efforts.

Other Income (Expenses). Interest income increased by $0.2 million to $0.4 million for the first half of 2000 from approximately $0.2 million in the first half of 1999. The increase of $0.2 million is attributable to the investment of the proceeds from the private placements of securities completed during this period. Interest expense was approximately $0.5 million for the first half of 2000 and approximately $0.2 million for the first half of 1999. The increase of $0.3 million was due to an increase in interest bearing notes outstanding during the period. The notes were converted into Series A redeemable, convertible preferred stock on March 31, 2000.

                        Liquidity and Capital Resources

At June 30, 2000, the Company held cash and cash equivalents $22.4 million and had working capital of $18.1 million. The Company has funded its operations to date primarily through private placements of equity and debt securities with aggregate proceeds of approximately $73.0 million, revenues from corporate collaborations totaling $14.8 million, government grants totaling $3.4 million, capital equipment and leasehold improvement financing totaling $7.8 million and interest earned on the net proceeds of private placements.

To date, all of the Company's revenue has been from collaborations, license agreements and government grants. The Company expects that substantially all of its revenue for the foreseeable future will come from similar sources as well as from interest income. Furthermore, the Company's ability to achieve profitability will be dependent upon its ability to enter into additional corporate collaborations. There can be no assurance that the Company will be able to negotiate additional collaborative agreements in the future on acceptable terms, if at all, or that such current or future collaborative agreements will be successful and provide the expected benefits.

                          PART II - OTHER INFORMATION

                                      ---
                         ITEM 2. CHANGES IN SECURITIES

On August 3, 2000, the Company consummated its initial public offering (the "Offering") of its common stock, no par value (the "Common Stock") based on the registration statement relating to this offering (File No. 333-37606) which was declared effective on that date. Bear, Stearns & Co. Inc., Chase H & Q and U.S. Bancorp Piper Jaffray were the managing underwriters of the Offering. The Offering terminated on August 9, 2000 upon the sale of all shares registered. The number of shares registered, the aggregate price of the offering amount registered, the amount sold and the aggregate offering price of the amount sold by the Company in the Offering were as follows:

-----------------------------------------------------------------------------------------------------------

                                      Shares        Aggregate Price        Amount     Aggregate Price
                                    Registered        Registered            Sold           Sold
-----------------------------------------------------------------------------------------------------------
Primary Offering                    5,000,000          $75,000,000        5,000,000     $75,000,000
-----------------------------------------------------------------------------------------------------------
Overallotment Offering                750,000          $11,250,000          750,000     $11,250,000
-----------------------------------------------------------------------------------------------------------

The Company did not incur any expenses with respect to the Offering during the period April 1, 2000 through July 31, 2000. At the closing of the Offering on August 9, 2000, the Company incurred the following expenses, none of which were direct or indirect payments to directors, officers, general partners of the Company or their associates or to persons owning 10% or more of any class of equity securities of the Company or to affiliates of the Company:

----------------------------------------------------------------------------------------------------------------------
                                  Underwriting                  Underwriter's         Other               Total
                                  Discounts and    Finders        Expenses          Expenses            Expenses
                                   Commissions       Fees
----------------------------------------------------------------------------------------------------------------------
Primary Offering                   $5,250,000         $ 0            $ 0             $987,591          $6,237,591
----------------------------------------------------------------------------------------------------------------------
Overallotment Offering              $ 787,500         $ 0            $ 0             $174,281           $ 961,781
----------------------------------------------------------------------------------------------------------------------

The net offering proceeds to the Company, from the primary offering, after deducting the foregoing discounts, commissions, fees and expenses were $ 79,050,628.

                                   Rider 13A

Item 6.   Exhibits and reports on Form 8-k.
          (a)  Exhibits
               27 Financial Data Schedule

          (b)  Reports on Form 8-k

               There were no reports on Form 8-k filed by the Company during the quarter ended June 30, 2000.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:      September 13, 2000         /s/ Michael J. Wassil
-----      ------------------         ---------------------------------
                                      Michael J. Wassil
                                      Vice President, Chief Financial Officer
                                      (Principal Financial Officer and Duly
                                      Authorized Signatory)


Date:      September 13, 2000         /s/ Scott M., Horvitz
-----      ------------------         ---------------------------------
                                      Scott M. Horvitz
                                      Vice President, Finance and Administration
                                      (Principal Accounting Officer and Duly
                                      Authorized Signatory)