Form 10-Q
period 2000-09-30
3 DIMENSIONAL PHARMACEUTICALS INC
filed 2000-11-08
CIK 914201

                                   FORM 10-Q

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                  (Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2000 OR

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       Commission file number 000-30992

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

                    YES    X           No  _____
                          -----

     As of November 3, 2000, 21,089,542 shares of common stock were outstanding.
--------------------------------------------------------------------------------

                        Part I - Financial Information
                                      ---
                        Item 1 - Financial Information

                      3-DIMENSIONAL PHARMACEUTICALS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                           September 30, 2000      December 31, 1999
                                                                           ------------------      -----------------
ASSETS                                                                         (UNAUDITED)
Current assets:
     Cash and Cash Equivalents                                                    121,192,000              7,645,000
     Prepaid Expenses and other current assets                                      2,352,000                337,000
                                                                                -------------            -----------
Total current assets,net                                                          123,544,000              7,982,000
Property and equipment                                                              4,766,000              4,314,000
Other assets                                                                        1,150,000                184,000
                                                                                -------------            -----------
                                                                                  129,460,000             12,480,000
                                                                                =============            ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
   Accounts payable and accrued expenses                                            1,832,000              2,737,000
   Deferred Income                                                                 23,040,000                888,000
   Current portion of long term debt                                                1,277,000              1,139,000
   Current portion of settlement accrual                                              500,000              1,000,000
                                                                                -------------            -----------
Total current liabilities                                                          26,649,000              5,764,000
   Notes payable-dividends and accrued interest                                                              685,000
   Long -term debt, less current portion                                            1,678,000              2,330,000
   Convertible notes payable and accrued interest                                                         10,115,000
   Long-term portion of settlement accrual                                                                   500,000
                                                                                -------------            -----------
                                                                                   28,327,000             19,394,000
                                                                                -------------            -----------

Commitment and contingency
Redeemable Convertible Series A preferred stock-$.001 par value;
  25,564,715 shares authorized, 25,235,240 issued and outstanding at
 December 31, 1999 (aggregate liquidating preference $35,004,474 at
 December 31, 1999)                                                                                       34,834,000
                                                                                -------------            -----------

Stockholders Equity:
   Convertible preferred stock-$.001 par value: 6,000,000 shares authorized in aggregate, 1,400,000 issued and outstanding at December 31, 1999
     (Aggregate liquidating preference $3,250,000)                                                             1,000

   Common stock-$.001 par value; 45,000,000 shares authorized,
     20,767,408 and 745,418 shares outstanding at September 30, 2000
      and December 31, 1999 respectively                                               21,000                  2,000
   Additional paid-in capital                                                     153,487,000              3,428,000
   Notes receivable from officers                                                    (552,000)               (70,000)
   Deferred compensation                                                             (904,000)
   Accumulated deficit                                                            (50,919,000)           (45,109,000)
                                                                                -------------            -----------
Total Stockholders' Equity (Deficiency)                                           101,133,000            (41,748,000)
                                                                                =============            ===========
                                                                                  129,460,000             12,480,000
                                                                                =============            ===========

                      3-DIMENSIONAL PHARMACEUTICALS, INC.
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                 Three Months Ended            Nine Months Ended
                                                   September 30,                 September 30,
                                          ----------------------------------------------------------
                                                2000            1999          2000           1999
                                          --------------   -----------   --------------  -----------
                                          (Consolidated)                 (Consolidated)
Grant and research revenue...............     4,994,000        718,000      8,609,000      3,979,000

Costs and expenses:
    Research and development.............     3,423,000      2,660,000      9,983,000      8,510,000
    General and administrative...........     2,023,000      1,617,000      5,244,000      4,429,000
                                            -----------    -----------    -----------    -----------
Total costs and expenses.................     5,446,000      4,277,000     15,227,000     12,939,000
                                            -----------    -----------    -----------    -----------
Loss from operations.....................      (452,000)    (3,559,000)    (6,618,000)    (8,960,000)
Interest income..........................     1,281,000         50,000      1,693,000        260,000
Interest expense.........................      (100,000)      (124,000)      (565,000)      (365,000)
                                            -----------    -----------    -----------    -----------
Income (loss) before income taxes........       729,000     (3,633,000)    (5,490,000)    (9,065,000)
Provision for income taxes...............       320,000                       320,000
                                            -----------    -----------    -----------    -----------
Income (loss)............................       409,000     (3,633,000)    (5,810,000)    (9,065,000)

Declared and accrued cumulative
   dividends on preferred stock..........       (62,000)      (167,000)      (396,000)      (501,000)
                                            -----------    -----------    -----------    -----------
Income (loss) applicable to
   common stock..........................       347,000     (3,800,000)    (6,206,000)    (9,566,000)
                                            ===========    ===========    ===========    ===========
Basic net earnings (loss) per
   common share-historical...............   $      0.03    $     (6.16)   $     (1.33)   $    (15.93)

Weighted average common shares
   outstanding-historical................    12,698,000        617,000      4,673,000        601,000
                                            -----------    -----------    -----------    -----------
Diluted net earnings (loss) per
   common share-historical...............   $      0.02    $     (6.16)   $     (1.33)   $    (15.93)
Weighted average common shares and
   equivalents outstanding-historical....    21,066,000        617,000      4,673,000        601,000
                                            -----------    -----------    -----------    -----------
Basic net earnings (loss) per
   common share-pro-forma................   $      0.02    $     (0.36)   $     (0.42)   $     (0.89)
Weighted average common shares
   outstanding-pro-forma.................    17,496,000     10,208,000     13,870,000     10,191,000
                                            -----------    -----------    -----------    -----------
Diluted net earnings (loss) per
   common share-pro-forma................   $      0.02    $     (0.36)   $     (0.42)   $     (0.89)
Weighted average common shares and
   equivalents outstanding-pro-forma.....    21,066,000     10,208,000     13,870,000     10,191,000
                                            -----------    -----------    -----------    -----------

                      3-DIMENSIONAL PHARMACEUTICALS, INC.
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                                  Nine Months Ended
                                                                                     September 30,
                                                                          ---------------------------------
                                                                                2000                1999
                                                                          ---------------   ---------------
                                                                            (consolidated)
Cash flows from operating activities:
Net loss................................................................       (5,810,000)       (9,065,000)
Adjustments to reconcile net loss to net cash provided by
        (used in) operating activities:
        Depreciation and amortization...................................        1,275,000         1,189,000
        Amortization of premium of short-term investments...............           21,000
        Accretion of interest on discounted note payable................           16,000
        Compensation charge in connection with acceleration of
           vesting of options and stock and other.......................           38,000
        Valuation of options and warrants...............................          448,000
        Interest paid with common stock.................................           49,000
        Interest paid with preferred stock..............................          239,000
           Changes in:
             Grants and contracts receivable............................         (448,000)          333,000
             Other assets...............................................       (1,638,000)         (132,000)
             Accounts payable and accrued expenses......................         (906,000)          856,000
             Settlement accrual.........................................       (1,000,000)
             Deferred income............................................       22,152,000          (432,000)
                                                                          ---------------   ---------------
                 Net cash provided by (used in) operating activities....       14,415,000        (7,230,000)
                                                                          ---------------    ---------------
Cash flows from investing activities:
        Sale and maturities of investment securities....................                          6,265,000
        Capital expenditures............................................       (2,216,000)         (164,000)
                                                                          ---------------   ---------------
                 Net cash provided by (used in) investing
                   activities...........................................       (2,216,000)        6,101,000
                                                                          ---------------   ---------------
Cash flows from financing activities:
        Proceeds from sale of stock and exercise of options and
          warrants......................................................      103,033,000             4,000
        Dividends paid on Series A-1 Preferred Stock....................         (229,000)
        Loan made to officer............................................         (519,000)
        Reduction of long-term debt and notes payable...................         (937,000)         (928,000)
                                                                          ---------------   ---------------
                 Net cash provided by (used in) financing
                   activities...........................................      101,348,000          (924,000)
                                                                          ---------------   ---------------

Net increase (decrease) in cash and cash equivalents....................      113,547,000        (2,053,000)
Cash and cash equivalents-beginning of period...........................        7,645,000         2,439,000
                                                                          ---------------   ---------------

Cash and cash equivalents-end of period.................................      121,192,000           386,000
                                                                          ===============   ===============
Supplemental disclosures of cash flow information:
        Cash paid for interest..........................................          261,000           342,000
        Noncash investing and financing activities:
            Equipment purchased under capital leases....................          390,000
            Dividend declared but not paid..............................          501,000
            Note receivable exchanged for common stock..................           19,000            19,000
            Notes payable (including interest due of $89,000)
              exchanged for common stock................................        1,069,000
            Notes payable (including interest due of $353,000)
              exchanged for redeemable preferred stock..................       10,353,000

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

3.  Net Earnings (Loss) Per Common Share

The Company has presented basic and diluted net earnings (loss) per share pursuant to the Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share," and the Securities and Exchange Commission Staff Accounting Bulletin No. 98. In accordance with SFAS 128, basic and diluted net earnings (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Pro forma basic and diluted net earnings (loss) per common share, as presented in the statements of operations, gives effect to the conversion of the redeemable convertible preferred stock, which automatically converted to common stock upon the closing of the Company's initial public offering, from the original date of issuance.

                      3-Dimensional Pharmaceuticals, Inc.
                               EPS Presentation

                                                         Three Months Ended September 30,   Nine Months Ended September 30,
                                                         --------------------------------   -------------------------------
                                                                2000          1999                2000          1999
                                                                ----          ----                ----          ----
Income (Loss)                                                 409,000      (3,633,000)        (5,810,000)      (9,065,000)

   Declared and accrued cumulative dividends on
   preferred stock                                            (62,000)       (167,000)          (396,000)        (501,000)
                                                         --------------------------------   -------------------------------
   Income (loss) to common stockholders                  $    347,000    ($ 3,800,000)      ($ 6,206,000)    ($ 9,566,000)
                                                         ================================   ===============================
Basic
Weighted average shares of common stock outstanding        12,902,125         739,668          4,864,959          737,272
Less: weighted average shares subject to repurchase          (204,417)       (122,358)          (192,118)        (136,686)
                                                         --------------------------------   -------------------------------
Weighted average shares used in computing basic net
earnings (loss) per share                                  12,697,708         617,310          4,672,842          600,586

                                                         --------------------------------   -------------------------------
Basic net earnings (loss) per share                      $       0.03    $      (6.16)      $      (1.33)    $     (15.93)
                                                         ================================   ===============================

Diluted
   Shares used in computing basic net earnings
   (loss) per share                                        12,697,708         617,310          4,672,842          600,586
         Add: Weighted Average of Dilutive Securities       8,368,707              --                 --               --
   Shares used in computing diluted net earnings
                                                         --------------------------------   -------------------------------
   (loss) per share                                        21,066,415         617,310          4,672,842          600,586

Diluted net earnings (loss) per share                    $       0.02    $      (6.16)      $      (1.33)    $     (15.93)
                                                         ================================   ===============================

Pro forma:
   Income (loss) to common stockholders                  $    347,000    ($ 3,800,000)       ($6,206,000)    ($ 9,566,000)
Add:Declared and accrued cumulative dividends on
preferred stock                                                62,000         167,000            396,000          501,000
                                                         --------------------------------   -------------------------------
   Income (loss)                                         $    409,000    ($ 3,633,000)       ($5,810,000)    ($ 9,065,000)
                                                         ================================   ===============================
   Shares used to compute basic net earnings (loss)
   per share above                                         12,697,708         617,310          4,672,842          600,586
   Pro forma adjustment to reflect the weighted-
   average effect of assumed conversion of
   convertible preferred stock (unaudited)                  4,781,955       9,544,729          9,160,754        9,544,729
         Add: Common shares Subject to Repurchase
             with accelerated vesting Provision                16,169          45,982             36,081           45,982
   Shares used in computing pro forma basic
                                                         --------------------------------   -------------------------------
   net earnings (loss) per share (unaudited)               17,495,832      10,208,021         13,869,676       10,191,297

   Pro forma basic net earnings (loss) per
                                                         --------------------------------   -------------------------------
   share (unaudited)                                     $       0.02    $      (0.36)      $      (0.42)    $      (0.89)
                                                         ================================   ===============================
Diluted Proforma:
   Shares used in computing pro forma basic
   net earnings (loss) per share (unaudited)               17,495,832      10,208,021         13,869,676       10,191,297
         Add: Weighted Average of Dilutive Securities       3,570,583              --                 --               --
   Shares used in computing pro forma diluted
                                                         --------------------------------   -------------------------------
   net earnings (loss) per share (unaudited)               21,066,415      10,208,021         13,869,676       10,191,297
   Pro forma diluted net earnings (loss)
        per share (unaudited)                            $       0.02    $      (0.36)      $      (0.42)    $      (0.89)
                                                         ================================   ===============================

In the three month period ending September 30, 1999 and the nine month periods ending September 30, 2000 and September 30, 1999, the Company has excluded all outstanding redeemable convertible preferred stock, outstanding stock options and warrants, and shares subject to repurchase from the calculation of basic and diluted loss per common share because all such securities are antidilutive for those periods. The pro forma calculations, for those periods, exclude outstanding stock options and warrants, and shares subject to repurchase as they are antidilutive.


4.  Income Taxes

The provision for income taxes for the quarter ended September 30, 2000 reflects the expected federal alternative minimum tax.

5.  Bristol-Myers Squibb Company

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



6.  Stockholder's Equity

In July 2000, the Company effected a 1 for 2.8 reverse stock split of all outstanding common and preferred stock and increased the number of authorized shares of capital stock to 50,000,000. All references in the accompanying financial statements to the number of shares and per share amounts have been retroactively restated to reflect the reverse stock split.

On August 9, 2000 the Company completed its initial public offering ("IPO") of 5,750,000 shares of common stock at $15.00 per share, including 750,000 shares of common stock issued pursuant to the underwriter's over-allotment option. The combined gross proceeds to the Company from the offering and over-allotment option was $86.25 million.

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

In addition, during September 2000, certain investors who held warrants to purchase common stock, exercised those warrants through the net issuance provisions contained in the warrant agreements. In connection therewith, the Company issued 668,536 shares of common stock in exchange for 82,601 warrants given as consideration in lieu of cash payment.

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

The Company has incurred substantial operating losses since its inception in 1993. As of September 30, 2000, the Company's accumulated deficit was $50.9 million. The Company has funded its operations primarily through private and public placements of equity securities totaling $152 million and revenues of $23.2 million. The Company's losses have resulted principally from costs incurred in research and development activities related to its efforts to develop its technologies and internal drug discovery programs and from the associated administrative costs required to support these efforts. The Company expects to incur additional operating losses over the next several years as it continues to develop its technologies and fund internal product research and development. The Company's ability to achieve profitability is dependent on the progress and commercialization of drug candidates from existing internal programs and collaborations and the Company's ability to initiate and develop new internal programs and enter into additional collaborations with favorable economic terms. Payments either under collaborative agreements or related to the licensing of drug candidates the Company develops internally will be subject to significant fluctuation in both timing and amount and therefore the results of operations for any period may not be comparable to the results of operations from any other period.

Results of Operations

Three Months Ended September 30, 2000 and 1999

Revenue. Revenue for the three months ended September 30, 2000 was $5.0 million as compared to $.7 million for the three months ended September 30, 1999. Revenues in the third quarter of 2000 included $4.7 million from corporate collaborations, including revenue from new agreements with Bristol Myers Squibb and continued funding from DuPont Pharmaceuticals Company, Boehringer Ingelheim Pharmaceuticals, Inc., Berlex Pharmaceuticals ,Inc., and Aventis Crop Protection and $0.3 million from government grants. Revenues in the third quarter of 1999 included $.7 million from corporate collaborations, including revenues from, Merck KGaA, and Heska Corporation.

Research and Development Expenses. Research and development expenses increased $0.7 million, to $3.4 million for the three months ended September 30, 2000 from $2.7 million for the three months ended September 30, 1999. This increase was connected to the expansion of research efforts in the Company's internal programs, including pre-clinical testing of our internal compounds, the commencement of collaborative discovery programs and investment in the Company's core technologies, with related increases in expenses for personnel, equipment and lab supplies for all of these activities.

General and Administrative Expenses. General and administrative expenses increased $0.4 million to $2.0 million for the three months ended September 30, 2000 from $1.6 million for the three months ended September 30, 2000. This increase was connected to the expansion of management and administrative personnel expenses related to the expansion of the Company's operations and business development efforts.

Other Income (Expenses). Interest income was $1.3 million for the third quarter of 2000 and $0.1 million in the third quarter of 1999. The increase of $1.2 million is attributable to the investment of the proceeds from the Company's initial public offering of securities completed during this period. Interest expense was $0.1 million for the third quarter of 2000 and 1999.

Provision for Income Taxes. We have significant net operating loss carryforwards for federal and state income taxes. We also have federal research and development tax credit carryforwards. Our utilization of the net operating loss and tax credit carryforwards may be subject to annual limitations pursuant to
Section 382 of the Internal Revenue Code, and similar state provisions, as a result of changes in our ownership structure. The annual limitations may result in the expiration of net operating losses and credits prior to utilization.

We recorded a provision for income taxes of $320,000 for the quarter ended September 30, 2000 based on the federal alternative minimum tax under which net operating loss carryforwards are available to offset 90% of our current tax liability. For federal income tax purposes upfront payments from collaborators are taxable in the year received. During 1999, we incurred a net operating loss for tax purposes and did not record a benefit because realization of the benefit was uncertain and a valuation allowance was provided.


Nine Months Ended September 30, 2000 and 1999

Revenue. Revenue for the nine months ended September 30, 2000 was $8.6 million as compared to $4.0 million for the nine months ended September 30, 1999. Revenues in the first nine months of 2000 included $8.0 million from corporate collaborations, including revenue from new agreements with Bristol Myers Squibb, DuPont Pharmaceuticals Company, Boehringer Ingelheim Pharmaceuticals, Inc. and Berlex Pharmaceuticals ,Inc., and continued funding from Aventis Crop Protection and Heska Corporation and $0.6 million from government grants. Revenues in the first nine months of 1999 included $3.9 million from corporate collaborations, including revenues from Wyeth-Ayerst, Merck KGaA, and Heska Corporation and $0.1 million from government grants.

Research and Development Expenses. Research and development expenses increased $1.5 million, to $10.0 million for the nine months ended September 30, 2000 from $8.5 million for the nine months ended September 30, 1999. This increase was connected to the expansion of research efforts in the Company's internal programs, including clinical testing of our lead internal compound, the commencement of collaborative discovery programs and investment in the Company's core technologies, with related increases in expenses for personnel, equipment and lab supplies for all of these activities.

General and Administrative Expenses. General and administrative expenses increased by $0.8 to $5.2 million for the nine months ended September 30, 2000 from $4.4 million for the nine months ended September 30, 1999. The increase was primarily connected to increased management and administrative personnel expenses related to the expansion of the Company's operations and business development efforts.

Other Income (Expenses). Interest income increased by $1.4 million to $1.7 million for the first nine months of 2000 from $0.3 million in the first nine months of 1999. The increase of $1.4 million is attributable to the investment of the proceeds from the initial public offering and private placements of securities completed during this period. Interest expense was $0.6 million for the first nine months of 2000 and $0.4 million for the first nine months of 1999. The increase of $0.2 million was due to an increase in interest bearing notes outstanding during the period. The notes were converted into Series A redeemable, convertible preferred stock on March 31, 2000.

                        Liquidity and Capital Resources

At September 30, 2000, the Company held cash and cash equivalents $121.2 million and had working capital of $96.9 million. The Company has funded its operations to date primarily through public and private placements of equity and debt securities with aggregate proceeds of $152.0 million, revenues from corporate collaborations totaling $19.5 million, government grants totaling $3.7 million, capital equipment and leasehold improvement financing totaling $7.8 million and interest earned on the net proceeds of private placements.

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

                          PART II - OTHER INFORMATION
                                       ---
               ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On August 3, 2000, the Company consummated its initial public offering (the "Offering") of its common stock, no par value (the "Common Stock") based on the registration statement relating to this offering (File No. 333-37606), which was declared effective on that date. Bear, Stearns & Co. Inc., Chase H & Q and U.S. Bancorp Piper Jaffray were the managing underwriters of the Offering. The Offering terminated on August 9, 2000 upon the sale of all shares registered. The number of shares registered, the aggregate price of the offering amount registered, the amount sold and the aggregate offering price of the amount sold by the Company in the Offering were as follows:

------------------------------------------------------------------------------------------
                            Shares      Aggregate Price      Amount      Aggregate Price
                          Registered      Registered          Sold           Sold
------------------------------------------------------------------------------------------
Primary Offering           5,000,000     $75,000,000       5,000,000       $75,000,000
------------------------------------------------------------------------------------------
Overallotment Offering       750,000     $11,250,000         750,000       $11,250,000
------------------------------------------------------------------------------------------

At the closing of the Offering on August 9, 2000, the Company incurred the following expenses, none of which were direct or indirect payments to directors, officers, general partners of the Company or their associates or to persons owning 10% or more of any class of equity securities of the Company or to affiliates of the Company:

-------------------------------------------------------------------------------------------
                          Underwriting              Underwriter's     Other       Total
                         Discounts and   Finders      Expenses       Expenses    Expenses
                          Commissions     Fees
-------------------------------------------------------------------------------------------
Primary Offering           $5,250,000      $ 0          $ 0        $1,076,272   $6,326,272
-------------------------------------------------------------------------------------------
Overallotment Offering     $  787,500      $ 0          $ 0        $  189,930   $  977,430
-------------------------------------------------------------------------------------------

The net offering proceeds to the Company, from the primary offering, after deducting the foregoing discounts, commissions, fees and expenses were $ 78,946,298. An estimate of how these proceeds were used by the Company during the period August 9, 2000 through September 30, 2000 is as follows:

Construction of plant, building and facilities         $         0
Purchase and installation of machinery and equipment             0
Purchases of real estate                                         0
Acquisition of other businesses                                  0
Repayment of indebtedness                                        0
Temporary investments (money market securities)        $78,946,298

Item 6.  Exhibits and reports on Form 8-k.

         (a)   Exhibits
               27     Financial Data Schedule

         (b)   Reports on Form 8-k

               There were no reports on Form 8-k filed by the Company during the quarter ended September 30, 2000.

                              Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:       November 3, 2000      /s/ Scott M., Horvitz
-----       ----------------      ---------------------

                                  Scott M. Horvitz
                                  Vice President, Finance and Administration
                                  (Principal Financial and Accounting
                                  Officer and Duly Authorized Signatory)