Form 10-K
period 2000-12-31
3 DIMENSIONAL PHARMACEUTICALS INC
filed 2001-03-30
CIK 914201

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                                  (Mark One)

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2000 or

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from          to

                       Commission File Number 000-30992

                      3-DIMENSIONAL PHARMACEUTICALS, INC.
            (Exact name of registrant as specified in its charter)

     Delaware                                              23-2716487
   (State of incorporation)                              (I.R.S. Employer
                                                      Identification No.)

  Eagleview Corporate Center, Suite 104, 665 Stockton Drive, Exton, PA 19341
               (Address of principal offices including zip code)

                                (610) 458-8959
              (Registrant's telephone number including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                     None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    Common Stock, par value $.001 per share

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this annual report on Form 10-K or any amendment to this annual report on Form 10-K. [ ]

   As of March 20, 2001, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $73,369,606. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as reported on the Nasdaq National Market on such date.

   As of March 20, 2001, there were 21,479,512 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the definitive Proxy Statement for the Registrant's 2001 Annual Meeting of Stockholders to be held on May 14, 2001, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this Report

                               TABLE OF CONTENTS

                                     PART I

                                                                          Page
                                                                          ----
 Item 1.  Business......................................................    3
 Executive Officers of the Registrant....................................  25
 Item 2.  Properties....................................................   27
 Item 3.  Legal Proceedings.............................................   27
 Item 4.  Submission of Matters to a Vote of Security Holders...........   27

                                    PART II

          Market for the Registrant's Common Equity and Related
 Item 5.  Stockholder Matters...........................................   27
 Item 6.  Selected Financial Data.......................................   27
          Management's Discussion and Analysis of Financial Condition
 Item 7.  and Results of Operations.....................................   28
 Factors Affecting the Company's Prospects...............................  32
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk....   43
 Item 8.  Financial Statements and Supplementary Data...................   44
          Changes in and Disagreements with Accountants on Accounting
 Item 9.  and Financial Disclosure......................................   64

                                    PART III

 Item 10. Directors of the Registrant...................................   64
 Item 11. Executive Compensation........................................   64
          Security Ownership of Certain Beneficial Owners and
 Item 12. Management....................................................   64
 Item 13. Certain Relationships and Related Transactions................   64

                                    PART IV

          Exhibits, Financial Statement Schedules, and Reports on Form
 Item 14. 8-K...........................................................   64

   This report includes "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and contentions and are not historical facts and typically are identified by use of terms such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue" and similar words, although some forward-looking statements are expressed differently. You should be aware that the forward-looking statements included herein represent management's current judgment and expectations, but our actual results, events and performance could differ materially from those in the forward-looking statements. The forward-looking statements are subject to a number of risks and uncertainties, including, but not limited to, risks associated with our new and uncertain technologies, clinical trials and product development, the long and arduous process of obtaining regulatory approval, our dependence on existing strategic alliances, our dependence on patents and proprietary rights, our ability to protect and enforce our patents and proprietary rights, the development and availability of competitive products or technologies and our ability to attract and retain talented employees and to manage our expansion. These risks and uncertainties are discussed below in the section entitled "Factors Affecting the Company's Prospects." We do not intend to update any of these factors or to publicly announce the results of any revisions to these forward-looking statements.

                                     PART I

Item 1. Business

Overview

   We are a drug discovery company that discovers and develops its own drug candidates, which we generally license at the pre-clinical or early clinical stage. We are also using our technologies to assist collaborators in discovering drug candidates. To facilitate this process, we have developed an integrated set of proprietary technologies called DiscoverWorks(TM), which accelerate and improve the drug discovery process and capitalize on the opportunities presented by the thousands of new targets for drugs being revealed from the sequencing of the human genome. Our technologies also facilitate drug discovery for well-characterized disease targets that have proven difficult using traditional methods. We believe that our technologies, which apply to virtually any disease target, produce compounds suitable for development into drugs in a more timely and cost-effective manner and with a higher probability of success than that currently achieved using conventional methods.

Industry Background

   The drug discovery process involves producing a "target protein," which is a protein that because of its function in the body may underlie a disease process; identifying "hit" compounds that interact with the particular target protein; synthesizing and testing structurally similar compounds, or "analogs," to produce "lead" compounds with increased suitability as potential drugs; and chemically modifying, or "optimizing," such lead compounds to produce candidates for pre-clinical and clinical development. Parallel testing seeks to confirm, or "validate," the link between the target protein and a specific disease.

   Drugs are chemical compounds that change the activity of biological target proteins associated with particular disease states to achieve the desired therapeutic effect. Using traditional approaches, it has been estimated generally to take from five to seven years from the initial identification of a protein as a suitable target for a drug to the production of a drug candidate ready to go into clinical trials. The major steps in the drug discovery process following identification of the biological target involve (a) hit identification, (b) lead generation, (c) lead optimization and (d) target validation, each of which is described below.

   Hit identification: This involves the screening of large collections of compounds to identify those compounds that interact with the biological target (which may be an enzyme, receptor or other protein). A compound that interacts with a target protein is referred to as a "hit." In order to identify hits, the following steps are undertaken:

  . production ("cloning and expression") of sufficient quantities of the target protein to facilitate high- throughput screening;

  . design and development of a high-throughput screen specific to the target protein; and

  . screening the target protein against collections or "libraries" of compounds.

   Lead generation: This involves the chemical modification of hits by repeated cycles of synthesis and testing of analogs to produce "leads," which are compounds with improved chemical characteristics, thereby increasing their suitability as potential drugs.

   Lead optimization: This involves the further optimization of leads by additional repeated modification to produce drug development candidates with optimized characteristics for further pre-clinical and clinical development.

   Target validation: In parallel to the above steps in the discovery process, "target validation" studies seek to establish the link between the target protein and the particular clinical disease. These tests usually involve correlating changes in the level of the target protein in cells or animals with changes in cell biology or animal physiology characteristic of the disease state. This "biology-driven" target validation, which is generally employed today in the pharmaceutical industry, is in contrast to "chemistry-driven" target validation, where the role of the target protein in disease is determined by testing a target-specific compound in living organism models.

   Drug discovery has traditionally been a costly and time-consuming process in which the failure rate remains very high. Pharmaceutical companies are facing growing challenges to rapid and cost efficient drug discovery as continuing advances are made in genomics research. While there are approximately 500 currently known biological targets for human therapeutics, it is estimated that genomics research will facilitate the identification of an additional 5,000 potential targets. In order to take advantage of the wealth of opportunities presented by genomics research, pharmaceutical companies will need to generate new lead compounds on a scale commensurate with the increase in new targets. This will require the use of more advanced and integrated technologies to rapidly and cost efficiently discover and develop lead compounds. We expect this to become an increasingly severe bottleneck in the discovery process. Accordingly, we believe that pharmaceutical companies will increasingly use the resources of drug discovery companies with advanced technology capabilities and license drug candidates developed by others.

   Although advances in recent years have improved the drug discovery process, there remain serious bottlenecks, which can include:

  . an inability to produce in a reasonable time sufficient quantities of the target protein for high- throughput screening and concurrent 3-D structure analysis of the target protein;

  . the need to establish a different high-throughput screen for each new target, which typically can take from two to six months;

  . an inability to rapidly generate leads from initial hits, a process which typically can take one to two years;

  .  the need for large resources in the lead optimization process;

  . an inability to incorporate desirable drug-like attributes into leads and to validate target proteins sufficiently early in the optimization process; and

  . the time-consuming and resource-intensive nature of the biology-driven target validation process.

Our Integrated DiscoverWorks Solution

   We believe that we provide a unique solution to the problems of efficiency and productivity in drug discovery in the era following the sequencing of the human genome by integrating the use of an array of advanced tools with proprietary information technology to more efficiently discover new drugs and harness the opportunities presented by genomics. Our DiscoverWorks technologies include the following technologies and capabilities:

  . Target Protein Production. Our protein expression technology allows for the production of large quantities of a wide-range of target proteins, including important proteins embedded in the membrane of cells, such as G-protein coupled receptor (GPCR) targets.

  . 3-D Protein Structure. We are able to determine the 3-D structure of target proteins by using X-ray crystallography, which is performed by forming crystals of the target protein and analyzing how the crystals scatter X-rays. The 3-D view of the target protein is useful for designing targeted compound libraries or using a computer to screen our database of compounds accessible for automated chemical synthesis, to examine the way they fit to the 3-D protein structure.

  . Compound Library. We have a highly diverse Probe Library of over 200,000 actual compounds pre-designed for pharmaceutical acceptability, and available for automated high-throughput screening on demand. Our compounds are individually synthesized using combinatorial chemistry methods, where a central core structure is modified by the addition of different chemical groups connected to the core at different positions.

  . High-Throughput Screening. Our proprietary ThermoFluor(R) high-throughput screening technology provides a direct means to quantitatively assess binding of potential drug compounds to virtually any target protein, including those derived from genomics. ThermoFluor screening does not require knowledge of a target's detailed biochemical function, as is required to set-up and use conventional screening assays. ThermoFluor screens can be set up for virtually any target protein in less than one week. The ThermoFluor screen can also be used to rapidly determine whether a target protein is suitable for small molecule drug discovery (i.e., whether the target protein is "drugable").

  . Synthetically Accessible Compounds. We have a virtual library stored in our computers of approximately 2.5 billion new analogs of the Probe Library compounds. We call this virtual library our "Synthetically Accessible Library" because each of the compounds in this library can be generated in physical form using protocols for the automated synthesis of compounds, or "automated chemistry synthesis protocols," developed and verified in our laboratories.

  . Data Analysis. Our DirectedDiversity(R) software allows us to comprehensively track and analyze the properties of compounds which have binding affinity to a target protein. Each of the compounds in our Probe Library and Synthetically Accessible Library has been indexed using a comprehensive set of approximately 500 characteristics of each molecule, such as bond lengths and angles, facilitating the rapid selection and synthesis of compounds with desired properties. In DiscoverWorks, we initially screen our Probe Library using the ThermoFluor screen to find hits. We then generate leads from these hits by synthesizing in succession and testing libraries of up to 1,000 compounds selected from our virtual library based on the compounds showing in their chemical structure a feature or features of a previous hit.

  . Structure-based Compound Optimization. We have integrated into our DiscoverWorks platform structure-based drug design technology that uses X-ray crystallography to directly visualize how compounds bind to a target protein. This technology allows the atom-by-atom modification of hits to produce leads with improved potency and specificity, and permits us to incorporate 3-D structural information into the intelligent selection of sub-collections (or "sub-libraries") of the Probe Library directed to specific families of target proteins, as well as the intelligent design of focused libraries for lead generation. Our structure analysis capabilities are enhanced by our ability to make large amounts of proteins through our protein production technology.

  . Chemistry-driven Target Validation. Our DiscoverWorks technologies provide us with two ways to validate new genomics targets early in the discovery process:

    . by using ThermoFluor screening of new, unvalidated target proteins against reference compound libraries to ascertain the biochemical or physiological properties of the target, a process we refer to as our "functional genomics" approach; and

    . by allowing us to rapidly produce potent and specific leads to validate the significance of a new target through assessment of the activity of these leads in disease models.

   We believe that our technologies offer an important solution to the resource and productivity dilemmas facing drug discovery in the era following sequencing of the human genome by providing the following advantages:

  . Time Reduction. DiscoverWorks reduces an important segment of the R&D process, from the setting up of an assay, which is a test to identify compounds that interact with a target protein, to the generation of a series of lead compounds with potential efficacy in living organisms, from 14 to 30 months at many pharmaceutical companies to as little as seven to ten months. We expect that this will reduce resources required and development costs per target and accelerate time to market of successful drugs.

  . Improved Compound Characteristics. Owing to the quality of our library of compounds and our ability to use structural information about the target protein when optimizing lead compounds, our DiscoverWorks technologies enhance our ability to include desirable characteristics in our compounds to increase the likelihood of their successful development as drugs.

   We believe that our technology drives value creation through the reduction of risk in discovery and early development by facilitating better, more timely decisions. We expect that our technology, with its broad applicability, will increase in value as the genomics revolution expands the number of new molecular targets.

Our Strategy

   Our objective is to be an industry leader in discovery and optimization of new drug candidates. The main elements of our strategy are to:

  . Maintain and improve technology position: We intend to continue to pursue technological innovation to enable us to have the most advanced and reliable drug discovery processes and tools, both for our collaborations and for our internal development programs. To date, we have invented the key proprietary technologies used in DiscoverWorks. We intend to continue to patent or otherwise protect our technological innovations to maintain our strong intellectual property position. We also intend to expand our libraries of drug compounds and associated drug property databases to facilitate the rapid discovery of new drug candidates.

  . Expand internal drug discovery programs: Our strategy is to license internally developed drug candidates at the pre-clinical or early clinical stage so that we utilize our resources on the stages of R&D where we can add the greatest value. Our current internal drug discovery programs are focused on cardiovascular and cancer indications. We intend to expand our internal development programs to focus on GPCR targets for central nervous system and metabolic diseases and other biological targets in high-value therapeutic markets. We intend to form collaborations with major genomics and biotechnology companies and academic institutions to supply high-quality genomics targets to add to our portfolio of target proteins for our pipeline projects.

  . Pursue additional collaborative R&D agreements: We intend to continue to enter into collaborative R&D agreements with leading companies based on our DiscoverWorks technologies, which are capable of providing our partners with an entire range of drug discovery services from target expression through generation of leads, which we can further optimize to produce an IND candidate.

  . Develop new technologies: We also intend to develop our technology for structural analysis of GPCRs that are potential or actual drug targets, which we believe represents a significant market opportunity. We believe that our scientific expertise applied to the production and 3-D structure determination of GPCRs that are drug targets has the potential to drive multiple discovery collaborations with pharmaceutical and biotechnology companies, as well as expand our internal development pipeline.

Evolution of Our Integrated Platform

   Our company was founded in 1993. Originally we focused on connecting combinatorial chemistry and structure-based drug design to improve the lead generation and optimization stages of drug discovery. To facilitate this process, we developed and integrated proprietary chemi-informatic (software for handling chemistry data) and process control software systems for combinatorial chemistry, which we call DirectedDiversity. Our first patent for DirectedDiversity was issued in 1995 and our DirectedDiversity software has been continually enhanced since then. With the anticipated increase in previously unknown targets due to the sequencing of the human genome, we also sought to develop a flexible way to screen the activity of compounds for almost any type of molecular target, which we call ThermoFluor. Our first patent for ThermoFluor was issued in February 2000. We integrated the above technologies as DiscoverWorks in 1998, for use in our internal programs. While we have used certain of the above technologies in collaborations since 1996, the Bristol-Myers Squibb Company collaboration, which we entered into in July 2000, represents the initial collaborative use of the entire set of DiscoverWorks technologies in a comprehensive drug discovery collaboration.

Our DiscoverWorks Technology Platform

   DiscoverWorks is a highly integrated, multi-dimensional platform for drug discovery that links our ThermoFluor high-throughput screening technology, Probe and Synthetically Accessible Libraries, DirectedDiversity chemi-informatics and combinatorial chemistry capabilities and structure-based drug design expertise. Starting from the DNA sequence of a new molecular target, we have developed complete capabilities required to generate high quality chemical leads (Prototype New Chemical Entity (NCE) Leads) that can be used to test therapeutic hypotheses in vivo and serve as starting points for the generation of clinical drug candidates. Our DiscoverWorks technologies can efficiently assimilate and process vast quantities of data produced from the combination of combinatorial chemistry and high-throughput screening, and can be rapidly and efficiently scaled to meet increasing demand. Our DiscoverWorks process integrates the following technologies:

 Target Protein Production

   We believe that timely large-scale production of target proteins is essential for effective use of quantitative high-throughput screening technology. We have extensive experience in cloning, engineering and expressing target proteins using a wide array of bacterial, insect cell and mammalian cell expression systems. We believe that we can produce large quantities of target proteins, including membrane proteins that are difficult to make, in order to facilitate high-throughput screening and target protein 3-D structure analysis.

 ThermoFluor and Other High-Throughput Screening Technologies

   Our proprietary ThermoFluor high-throughput screening process measures the binding affinity of a large number of compounds to a target protein. ThermoFluor is based on a physical effect common to all functionally active proteins. Proteins, which constitute the vast majority of molecular targets, are highly organized structures that melt at different defined temperatures. By measuring the shift in melting temperature of the protein-drug complex caused by drug binding (how a compound interacts with a protein), it is possible to estimate the binding affinity of the drug. As a result, ThermoFluor can be applied with equal effectiveness to virtually all varieties of enzymes, receptors, growth factors, antibodies, cell adhesion molecules (molecules that influence contact between cells) and other target proteins. We have developed ThermoFluor in an automated computer workstation format using 384 well assay plates with integrated data processing and database connectivity. We intend to continue to develop ThermoFluor to incorporate miniaturization technology and enhance throughput.

   ThermoFluor is able to directly discover leads for target proteins with unknown biological function, including the thousands of new targets being identified through genome sequencing. Conventional high-throughput screening techniques rely on readouts that reflect specific biological activities and thus are generally time-consuming to set up and difficult to employ in the case of targets with unknown biological function. We believe that ThermoFluor significantly shortens the time required for high-throughput screen development and compound library screening from two to six months for conventional assays to one month or less. This time saving results from the uniform ThermoFluor assay approach, as opposed to the need to develop a custom assay for each new conventional high-throughput screen. The ThermoFluor assay developed and used for high-throughput screening can also be applied during lead generation and optimization, thus in many instances avoiding the need to set up subsequent assays, and offering additional time and cost savings in the discovery process. The technology is also portable and can be scaled up to screen very large numbers of compounds at many targets.

   We can also complement ThermoFluor with additional capabilities in high-throughput screening using conventional robot-assisted receptor binding assays (measuring the binding affinity of compounds to receptor proteins) or enzyme assays.

 DirectedDiversity Probe Library

   In order to initiate our DiscoverWorks discovery process, we have constructed a DirectedDiversity Probe Library incorporating more than 200,000 individually synthesized "drug-like" compounds designed to include the following desirable properties:

  .  diversity of chemical structures;

  . representation of 3-D molecular shapes that we believe are useful for targeting drug binding sites on proteins; and

  . possession of the structural and physicochemical characteristics (such as shape and molecular weight) commonly found in orally-active, small molecule marketed drugs (a small molecule drug is a drug that has a molecular weight of about 500 Daltons or less, and is not a protein or a peptide).

   As opposed to the compound libraries used by many pharmaceutical companies, which may include compounds of unknown structure or which may lack certain desired characteristics for drug candidates, our Probe Library has been carefully assembled to reflect the parameters above, thereby optimizing its value as a screening library. Prior to including a compound in our Probe Library, we extensively analyze and accumulate information on the compound, including a comprehensive set of approximately 500 molecular descriptors (physicochemical characteristics of a molecule, such as shape and molecular weight). The Probe Library includes sub-libraries directed toward classes of enzyme targets called serine proteases and metalloproteases, receptor tyrosine kinases, GPCRs and several other receptor classes with broad therapeutic relevance.

 DirectedDiversity Synthetically Accessible Library

   To complement our Probe Library, we have generated a Synthetically Accessible Library of approximately 2.5 billion compounds that are analogs of the compounds in our Probe Library. Each of the compounds in the Synthetically Accessible Library can be generated in physical form using automated chemistry synthesis protocols developed and verified in our laboratories. For a typical optimization cycle, we select a focused library of approximately 1,000 compounds from our Synthetically Accessible Library and synthesize them within two to three weeks. As with our Probe Library, each of the compounds in our Synthetically Accessible Library is indexed using a comprehensive set of approximately 500 molecular characteristics.

 DirectedDiversity Chemi-informatics Software and Databases

   Using the 500 molecular characteristics referred to above and artificial intelligence computer procedures, or intelligent algorithms, our patented DirectedDiversity chemi-informatics software helps assure that properties important in drug development, such as potency, selectivity, bio-availability, the extent of uptake of a drug into the body and minimal toxicity, are factored into compound selection for inclusion in a focused library, and more broadly, in the Prototype NCE Lead generation and further lead optimization processes. Starting with hits from the Probe Library, our chemists use our proprietary software and graphics interfaces to rapidly retrieve thousands of compounds from our Synthetically Accessible Library which conform to the range of desired properties. Each selected compound can then be synthesized for future biological testing. Through our ability to rapidly select and synthesize a focused library of compounds in each optimization cycle, our chemists can test many optimization hypotheses in parallel, with all information tracked and captured by the DirectedDiversity software for use in future compound synthesis and testing cycles and other discovery programs. The combination of the detailed chemical description of each of our compounds and the biological screening data that is generated provides a valuable drug property database for lead generation and further optimization.

   We believe our DiscoverWorks process is more efficient than traditional methods due to the quality of both the compounds in our Probe Library and the compounds from our Synthetically Accessible Library that we synthesize, combined with the selection and feedback capabilities of our DirectedDiversity chemi-informatics software and drug property databases. In contrast, traditional approaches to library generation using combinatorial chemistry are less directed and information-rich. Moreover, generation of leads derived from conventional screening hits may require the development of new synthetic procedures to make analogs, either because synthetic methods for generating analogs have not previously been developed or the hit has an unknown chemical structure which must be first determined in order to develop analogs. Accordingly, an unnecessary expenditure of time and effort may be required in the discovery process, and the compounds thereby produced may lack required properties for orally active drugs. We estimate that a Prototype NCE Lead can typically be generated using our technology in as little as six to nine months, with five cycles of focused library design, synthesis and biological testing. This compares to an estimated traditional lead generation process of 12 to 24 months which often requires more synthesis and testing cycles.

 Automated Chemical Synthesis Technologies

   We have a broad range of modern parallel synthetic technologies, which affords us the capacity to synthesize approximately 20,000 compounds per month. We believe this compound production is sufficient to support multiple concurrent discovery programs and can be readily expanded.

 Structure-Based Drug Design Technology

   We have integrated into our DiscoverWorks platform structure-based drug design technology that uses X-ray crystallography to directly visualize how lead compounds bind to a target protein. Structure-based drug design allows the atom-by-atom modification of leads to produce chemically new compounds with high potency and specificity toward a given target protein. We have established a state-of-the-art facility for protein production, crystallization, X-ray crystallography and computational chemistry to carry out 3-D structure determination of target proteins and their bound complexes with lead compounds. To date, our scientists have carried out in excess of 100 structure determinations of protein complexes in our laboratories. The integration of DirectedDiversity technology with structure-based drug design allows us to automate and multiplex (automate the synthesis of many compounds in parallel) the rational design and chemical synthesis of compounds, enabling the simultaneous investigation and optimization of multiple drug properties.

   Our company is a member of a consortium of pharmaceutical companies that have formed the Industrial Macromolecular Crystallography Association (IMCA) and developed a facility for collecting data obtained from examining the scattering patterns of X-rays as they interact with a protein crystal using the unique properties of the Advanced Photon Source at the Argonne National Laboratory in Argonne, Illinois. The Advanced Photon Source is among the most brilliant X-ray sources in the world and greatly extends our capabilities for determining new structures and rapidly carrying out structure-based design programs. By joining IMCA, 3DP became the only biotechnology company principally engaged in drug discovery that currently has direct access to synchrotron X-ray data collection facilities. Other members of IMCA include Merck & Co., Glaxo SmithKline, Pharmacia, Eli Lilly and Company, Schering-Plough, Pfizer, Abbott Laboratories, Bristol-Myers Squibb Company, and Procter & Gamble.

 Chemistry-Driven Target Validation

   Our chemistry-driven target validation process, also referred to as chemical genomics or chemogenomics, relies on the any-target capability of our ThermoFluor screen, coupled with our ability to generate Prototype NCE Leads rapidly. We have two methods of chemistry-driven target validation: (1) ThermoFluor screening of new, unvalidated target proteins with reference libraries of compounds designed specifically to classify biochemical function and physiological properties of target proteins and (2) use of DiscoverWorks technology to rapidly produce potent and specific leads to assess and validate the significance of a new target protein in disease models. By capitalizing on our ability, using DiscoverWorks, to produce a Prototype NCE Lead in less time than with conventional drug discovery, we can perform chemistry-driven validation of new genomics targets early in the discovery process. This provides an advantage compared to the more prolonged and resource-intensive strategies of validating target proteins either by chemistry driven validation as performed in conventional drug discovery, or by biological means of validation.

 GPCR Technology Program

   G-protein coupled receptors, or GPCRs, are an important class of target proteins that exist on the surface membrane of all cells, and are associated with a wide range of therapeutic categories, including asthma, inflammation, obesity and cancer and cardiovascular, metabolic, gastrointestinal and central nervous system diseases. There are estimated to be over 600 GPCRs in the human genome with potential therapeutic utility. GPCRs have been historically valuable drug targets, but to date there are less than 200 well-characterized GPCRs with known ligands (compounds which specifically bind to the GPCR), of which only half are currently targets of commercial drugs. To date, the industry has been unable to utilize an important drug discovery tool, structure-based drug design using X-ray crystallography, to develop drugs targeting either new or well-characterized GPCRs. This is due to the inability of the industry to crystallize GPCRs that are actual or potential drug targets and thereby derive three-dimensional X-ray structures that provide a direct view of the drug-binding site.

   Currently, it is estimated that the less than 100 GPCRs targeted by commercial drugs account for over $20 billion in annual worldwide drug sales. These include major drug classes such as antipsychotics, antihistamines, beta-blockers, anti-migraine drugs, anti-ulcer drugs and analgesics, including drugs such as Claritin, Zantac, Cozaar, Zyprexa and Tenormin. Both the characterized GPCRs with known ligands but for which no commercial drugs have yet been developed, and the approximately 400 uncharacterized GPCRs with possible therapeutic utility, represent potentially important drug targets.

   GPCR Drug Discovery: We have not produced crystals or X-ray data to determine the structure of any drug target GPCR. We believe that, if we succeed in crystallizing drug target GPCRs, our GPCR technology may present an opportunity to exploit this broad and important range of drug targets, benefiting both our internal discovery programs and pharmaceutical and biotechnology company collaborations. Our objectives as we move forward with this program for the 3-D molecular structure determination of drug target GPCRs are to develop:

  . more precisely designed drugs with fewer side effects than many existing GPCR drugs, such as antipsychotics;

  . drugs with lower addiction risk than existing GPCR drugs for pain, such as morphine;

  . small molecule, orally active drugs for GPCR targets for which the only currently known ligands are peptides or proteins that, as drugs, would need to be given by injection; and

  . drugs targeting the approximately 400 identified GPCRs which are potentially therapeutically relevant, but for which ligands have not yet been discovered.

   To expedite drug discovery using GPCR target proteins, our current Probe Library contains more than 20,000 synthesized compounds which have been designed, based upon structural features of commercially successful GPCR drugs, for utility against GPCR target proteins. In addition, our Synthetically Accessible Library contains a corresponding collection of approximately 200 million analogs of these compounds.

   Our membership in IMCA provides access to a facility for collecting X-ray scattering data using the unique properties of the Advanced Photon Source, a dedicated very high energy X-ray source located at the Argonne National Laboratory. Access to this facility greatly extends our capabilities for determining new GPCR structures and rapidly carrying out structure-based design programs.

Our Drug Discovery Collaborations

   We seek to enter into discovery collaborations and joint discovery programs with pharmaceutical and biotechnology companies. These arrangements can take various forms ranging from comprehensive programs to licensing agreements for portions of our libraries, or specific R&D arrangements that utilize our technologies for lead identification, lead generation and/or lead optimization purposes. Our technologies are flexible and have applicability for virtually any therapeutic area.

   Our collaboration strategy is aimed at capitalizing on the trend within the pharmaceutical industry to outsource major components of the drug discovery process that can be more effectively provided by companies that have unique and/or focused technologies. We also seek collaborations with biotechnology companies that may lack the chemical screening, synthesis and/or optimization capabilities that our technology platform offers. These collaborations allow us to leverage the investment we have made in our technology platform and provide funding for our internal drug development efforts. A summary of our drug discovery collaborations is provided below.

 Bristol-Myers Squibb Company

   In July 2000, we entered into a collaboration with Bristol-Myers Squibb Company, or BMS, under which we are using our DiscoverWorks technologies to assist BMS in the discovery and development of new human drugs for specific biological targets. In the initial three-year term of the research collaboration, BMS will supply at least 30 biological targets and we will create chemical libraries and screen such libraries against these targets. Thereafter, the parties will agree upon which organization will conduct subsequent lead optimization and development activities of active hits toward creating pre-clinical drug candidates and the terms of any such extension. Patentable subject matter resulting from this collaboration will be assigned according to U.S. practice for identifying inventorship. In addition to its collaboration in this research, BMS will be primarily responsible for pre-clinical and clinical development, and for marketing and sales of any resulting products.

   Under the BMS contract, we have received upfront licensing and technology access fees amounting to $19 million, and, as of December 31, 2000, we had received research funding of $1.3 million. The contract provides that we will receive committed additional research funding of approximately $13.1 million over the remaining initial three-year term of the collaboration. In addition, the contract provides that we will receive milestone payments through the clinical development stages, and royalty payments on sales of any resulting products, with the amount at each level determined based on our involvement in the related optimization and development activities. For each compound, depending on whether stipulated pre-clinical and clinical milestones are met and depending on our level of contribution to the development of the compound, the contract provides that we could receive milestone payments aggregating up to $4.5 million to $15 million. BMS also has the opportunity to purchase from us ThermoFluor high-throughput workstations, seven of which are scheduled for delivery during 2001.

   We have also granted BMS non-exclusive perpetual licenses under our DirectedDiversity patent rights for the duration of the licensed rights and non-exclusive perpetual licenses under our ThermoFluor technology for use by BMS in their research and development programs in exchange for licensing fees.

   BMS may terminate research activities under our collaboration with 90 days notice, without cause, but must pay any remaining research funding during the initial research term or one-half of the remaining research funding during any extended term. Following the end of the initial research or any extended research term, either party may terminate the agreement on 30 days notice if no compound is being optimized or developed under the collaborative agreement. Otherwise, the agreement will remain in effect for 10 years from the first commercial sale of a product identified from the research program or until the expiration of patent rights relating to such product.

 DuPont Pharmaceuticals Company

   In February 2000, we entered into a collaboration with DuPont Pharmaceuticals Company, or DuPont Pharmaceuticals, to use our DirectedDiversity technology to assist DuPont Pharmaceuticals in the discovery of new human and veterinary pharmaceutical compounds for specific biological targets. The initial research term of the collaborative discovery and lead optimization agreement is until December 31, 2001, subject to extension by DuPont Pharmaceuticals. Under our agreement, we will generate custom combinatorial chemistry libraries based on molecules and information provided by DuPont Pharmaceuticals and will optimize those molecules into pre-clinical drug candidates. DuPont Pharmaceuticals is responsible for pre-clinical and clinical development, and marketing and sales of the resulting products. As of December 31, 2000, we had received upfront fees and research funding aggregating approximately $1.3 million and the contract provides that we will also receive committed additional research funding of approximately $1.0 million over the initial term of the collaboration. The contract provides that we could also receive milestone payments of up to $6 million, depending on whether stipulated milestones are met, for the first product developed and could receive additional milestones if subsequent products are developed. The contract also provides that we are entitled to receive royalties on sales of licensed products. We have agreed not to work with anyone other than DuPont on compounds acting through the targets of the research program during the term of the program and for one year thereafter.

   DuPont Pharmaceuticals may terminate the research program upon 90 days notice, provided they pay the balance of any financial support due for the remainder of the term of the research program.

   We have also entered into a separate agreement granting DuPont
Pharmaceuticals a nonexclusive site license to operate under our DirectedDiversity patents in support of their internal and collaborative research programs.

 Boehringer Ingelheim Pharmaceuticals, Inc.

   Effective December 1999, we entered into a collaboration agreement with Boehringer Ingelheim Pharmaceuticals, Inc., or BIPI, to use our DirectedDiversity technology to assist BIPI in the discovery of new drugs for specific biological targets in humans. The initial research term of our collaboration is two years, subject to annual extensions by BIPI. In this collaboration, we have agreed to generate custom combinatorial chemistry libraries based on molecules and information provided by BIPI and will optimize those molecules into pre-clinical development candidates. BIPI is responsible for pre-clinical and clinical development, and marketing and sales of the resulting products. As of December 31, 2000, we had received upfront fees and research funding aggregating approximately $2.3 million and the contract provides that we will also receive committed additional research funding of approximately $1.0 million over the initial term of the collaboration.

The contract provides that we could also receive milestone payments of up to $2.4 million, depending on whether stipulated milestones are met, for the first product developed and are eligible to receive additional milestones if subsequent products are developed. The contract also provides that we are entitled to receive royalties on sales of resulting products.

   BIPI may terminate the research program upon 30 days written notice provided it pays us, in most circumstances, an early termination fee if it terminates the research program prior to the end of any term.

   Aventis CropScience GmbH

   In October 1999, we entered into a collaboration with Hoechst Schering AgrEvo GmbH, now Aventis CropScience GmbH ("Aventis") to use our DirectedDiversity technology to assist Aventis in the discovery of compounds applicable to plant and pest management and animal health. The initial term of our agreement is two years. In this collaboration, we have agreed to provide libraries of diverse compounds to Aventis, and will use our DirectedDiversity technologies to optimize active compounds identified from Aventis' screening of the compound libraries. Aventis will receive the exclusive worldwide right to commercialize products in the fields of plant and pest management and animal health that are discovered during the course of the collaboration. We will retain rights for uses of compounds outside of the agrochemical commercial area. As of December 31, 2000, we had received upfront fees, payment for delivery of compounds, and research funding aggregating approximately $2.2 million and the contract provides that we will also receive additional fees for research and development funding and license fees, totaling $1.3 million. The contract provides that we could also receive milestone payments of up to $1.75 million, depending on whether stipulated milestones are met, for each compound developed. The contract also provides that we will receive royalties on sales of resulting products. If we enter into a business collaboration with a company that has substantial activity in the plant and pest management or animal health field and is a significant competitor of Aventis, Aventis may either terminate our agreement or require us to take reasonable actions to ensure that Aventis' confidential or proprietary information is not disclosed to such company.

 E.I. DuPont de Nemours

   In October 1998, we entered into a collaborative research and license agreement with the Agricultural Products Division of E.I. DuPont de Nemours, or DuPont, under which we are using our DirectedDiversity chemi-informatics software and Synthetically Accessible Library to assist DuPont in the discovery and development of new agrochemicals. As of December 31, 2000, we had received technology licensing fees and milestone payments aggregating $0.7 million and the contract provides that we are eligible to receive additional technology licensing fees during the term of the collaboration. The contract provides that we could also receive milestone payments of up to $3.7 million, depending on whether stipulated milestones are met and on our level of contribution to the optimization of the compound. In addition, the contract provides that we will receive royalties on the sale of any products developed through this collaboration. We have advanced in this collaboration from initial hits to more potent compounds identified from our libraries.

   The initial research term of the agreement is three years. DuPont may terminate the research program under the agreement at any time, but such termination will not affect either DuPont's obligation to pay us license fees under the agreement or our obligation to provide DuPont with access to DirectedDiversity computer workstations.

 Heska Corporation

   In December 1997, we entered into a research and license agreement with Heska Corporation, or Heska, to use our DirectedDiversity technology to assist in the discovery and development of new veterinary therapeutic agents. Under our agreement, we also granted Heska the exclusive worldwide right to license the veterinary therapeutic products developed for sale worldwide. Under our agreement, we received up-front payments and research funding totaling approximately $2.7 million. Our agreement originally had a two-year research term expiring in December 1999, which was extended until it expired in July 2000. The contract provides that we could receive milestone payments of up to $10.5 million, depending on whether stipulated milestones are met, for the first product developed and that we are eligible to receive additional milestones if subsequent products are developed. The contract provides that we will also receive royalties on sales of resulting products.

Our Internal Drug Candidate Programs and Commercial Licensing and Development Collaborations

   We are building a promising pipeline of small molecule, orally active development candidates in the areas of cardiovascular disease, cancer and other indications. Our current strategy with respect to our internal pipeline is to advance compounds to late-stage pre-clinical or early stage clinical trials, and then to license such compounds to pharmaceutical companies for further development and commercialization. We believe that by focusing our efforts on pre-clinical development and the early stages of clinical development, we can use our resources on the stages of drug research and development where we can add the greatest value.

   As of March 20, 2001, we had several internal programs dedicated to developing a pipeline of small molecule, orally active drug candidates in various stages of discovery and development. Our more advanced programs are described in the table below.

 Molecular Target   Therapeutic Area         Indication                Status

     Thrombin        Cardiovascular          Thrombosis                Phase 1
                                                                    (Licensed to
                                                                 Centocor/Johnson &
                                                                      Johnson)

     Urokinase           Cancer             Solid Tumors            Pre-clinical
                     Cardiovascular  Restenosis, Atherosclerosis    (Licensed to
                                                                 Berlex/Schering AG)

     AvB3/AvB5           Cancer             Solid Tumors            Pre-clinical
                     Bone Disorders         Osteoporosis
                     Cardiovascular          Restenosis

        C1s           Inflammation   Lupus, Autoimmune Diseases     Pre-clinical
                     Cardiovascular        Bypass Surgery         (In collaboration
                       Pulmonary     Adult Respiratory Distress    with BioCryst)
                                           Syndrome (ARDS)

    Hdm2(mdm2)           Cancer      Adjunct to Chemotherapy and  Lead Optimization
                     Cardiovascular           Radiation

   To date, our internal program pipeline has been based on biological targets in high-value therapeutic areas that are well known in the pharmaceutical industry, and have either been recently validated and/or have proved difficult targets for the industry to develop into commercially attractive products. The worldwide market for pharmaceuticals is expected to grow substantially given expectations of improved therapies which will arise from genomics and other scientific advances and the demographics of an aging and longer-living global population. Despite the scale of R&D operations within large pharmaceutical companies, most will continue to license a significant portion of the drugs that they eventually sell. The market for pre-clinical/early clinical candidates from our internal programs is therefore significant and is expected to continue to grow.

 Cardiovascular Disease and Cancer Discovery Programs

   Our initial cardiovascular disease focus is on the enzymes that act together to form blood clots. This focus is derived from our expertise in serine protease enzyme drug targets which are well-suited for structure-based drug design and our other DiscoverWorks capabilities. We have assembled a portfolio of molecular targets involved in such cardiovascular conditions as thrombosis, restenosis (reocclusion of blood vessels), angina and atherosclerosis, and which are also involved in the vascular remodeling (changes in blood vessel structure) and angiogenesis (the formation of blood vessels that are required to feed a growing tumor) which underlie the progression of cancer.

   Our anticancer efforts are aimed at inhibiting cellular processes that facilitate tumor progression and angiogenesis for a majority of cancer types, which we believe may result in broadly useful anticancer agents. These cellular processes include cell activation, growth and migration, adhesion and focal proteolysis (the enzymatic digestion of proteins to facilitate cell migration), which are involved in metastasis (the spread of tumor cells away from the original tumor) and angiogenesis. In addition, we are initiating programs that target molecules involved in cell-cycle regulation and apoptosis (cell death). Many of the agents under development are anticipated to have crossover utility in cardiovascular disease. Our principal cancer targets include urokinase, AvB3/AvB5, and a binding protein in cancer cells called hdm2 (mdm2).

 Key Cardiovascular Disease Drug Candidates

   Oral Thrombin Inhibitor: Our most advanced cardiovascular drug discovery program focuses on the development of potent, selective, and orally active inhibitors of thrombin for arterial and venous thrombosis, including the lead anticoagulant compound, 3DP-4815, currently in Phase I clinical development. In December 2000, we entered into an agreement with Centocor, Inc., a subsidiary of Johnson & Johnson, under which Centocor acquired worldwide rights to our orally active direct thrombin inhibitor program, including 3DP-4815. Centocor is responsible for development and worldwide commercialization of all compounds under the agreement. For the deep vein thrombosis indication, however, we have an option to co-develop and co-promote with Centocor in the United States. We will also collaborate with Centocor on a research program to continue our effort to design and elucidate back-up and follow-on compounds to 3DP-4815. Under the agreement, we received an upfront cash payment of $6 million from Centocor and we could also receive milestone payments of up to $44 million based on the achievement of certain milestones for the first compound developed and approved under the agreement. During the initial two-year research term, the contract provides that we will receive payments for research funding totaling $1.65 million. In addition, we are entitled to receive royalties on sales of any products marketed under the agreement.

   The only oral anticoagulant currently marketed is warfarin (Coumadin and generic versions). We have designed our compounds to work by a different mechanism of action from warfarin, which we believe will provide an enhanced safety profile without the need for monitoring.

   3DP-4815 was discovered through the close integration of structure-based drug design and DirectedDiversity combinatorial chemistry and represents a new class of orally bioavailable thrombin inhibitors. 3DP-4815 is a low molecular weight, homogenous compound without any asymmetic center that potently and reversibly inhibits thrombin with excellent specificity. 3DP-4815 is orally bioavailable and efficacious in several animal models. We filed an Investigatory New Drug Application ("IND") with the FDA for 3DP-4815 in December 1999 and initiated Phase 1 clinical trials in January 2000. Unlike many agents where the detection of pharmacological activity requires results from advanced patient studies, the pharmacological activity of anticoagulant agents can be readily observed in the first human clinical trial experience in normal volunteers. To date, in Phase 1 clinical trials, 3DP-4815 exhibits good safety and tolerability characteristics.

   Throughout the pre-clinical development phase for 3DP-4815, we have actively pursued the discovery of additional compounds in the thrombin inhibitor program, and have identified new classes of compounds that differ significantly in their chemical structures and pharmacokinetic properties from 3DP-4815. These may offer the opportunity for backups to 3DP-4815, or additional therapeutic types of oral antithrombotic agents differentiated by their pharmacokinetic and other properties.

 Key Cancer Disease Drug Candidates

   Urokinase Inhibitor for Cancer Therapy: Our most advanced cancer discovery program targets the inhibition of urokinase plasminogen activator (uPA or Urokinase). An inhibitor of uPA provides a new therapeutic approach to cancer treatment following surgical removal of tumors, through its ability to inhibit angiogenesis and metastasis. An expanding body of evidence supports the identification of uPA as a target for agents that control the spread and growth of cancer. In addition, uPA has been identified as a target for agents that prevent restenosis and atherosclerosis.

   Urokinase is a serine protease enzyme that is related to thrombin, but has a different site on the enzyme molecule that binds substrate (active site structure), and a different order of potency of substrates and inhibitors compared to thrombin. Our urokinase inhibitor discovery program draws substantially from the knowledge base developed in our thrombin inhibitor program. We have advanced our urokinase inhibitor program using focused libraries and structure-based drug design, and have discovered proprietary, potent, orally active, small molecule inhibitors of urokinase. Our pre-clinical lead compounds have been shown to inhibit tumor cell invasion associated with prostate cancer and melanoma, inhibit migration of blood vessel muscle cells without causing cells to die and have oral bioavailability. We believe that our urokinase inhibitor has potential application as a stand alone agent or in combination with other compounds under development or currently marketed as part of a multi-drug therapy regimen.

   In May 2000, we entered into a license and research agreement with Schering AG, Germany in which Schering AG, Germany obtained, for human therapeutic uses, exclusive worldwide rights to our urokinase inhibitor compounds. Under our agreement, we will be responsible for further research and optimization of the compounds and Schering AG, Germany will be responsible for development, marketing and sales of the resulting products. As of December 31, 2000, we have received research funding aggregating approximately $1.6 million and the contract provides that we will receive committed additional funding of approximately $3.4 million over the initial two-year term of the research program. The contract also provides that we could also receive milestone payments of up to approximately $23 million, depending on whether stipulated milestones are met, for the first product developed in a therapeutic area, and we are eligible to receive further milestones for additional therapeutic areas. After the initial research term, Schering AG, Germany may terminate the agreement at any time on 90 days' notice. In connection with the agreement, we issued shares of our series D preferred stock to an affiliate of Schering AG, Germany for $5 million. These shares automatically converted into 223,214 shares of common stock upon the closing of our initial public offering.

   Antagonists of AvB3/AvB5 and AvB3/AvB5 Integrins: The integrin adhesion proteins AvB3/AvB5 and AvB3/AvB5, which are receptors for vitronectin and osteopontin, important proteins that regulate contact between cells, are essential modulators or mediators of angiogenesis and of the adhesion of cells of the inner layer of the walls of blood vessels in tumor angiogenesis, atherosclerosis, restenosis and osteoporosis. We have applied our proprietary technology to the discovery of potent and selective small molecule antagonists of AvB3/AvB5 and AvB3/AvB5 and discovered several independent lead series of compounds. Our lead compounds have been shown to inhibit cellular processes that require functioning of AvB3/AvB5 and AvB3/AvB5 integrins, such as cell adhesion or attachment, and migration of endothelial cells which form blood vessels and cells that form smooth muscle. In addition, our lead compounds are not cytotoxic and have been shown not to kill cells.

 BioCryst Pharmaceuticals, Inc.

   In October 1996, we entered into a research collaboration with BioCryst Pharmaceuticals, Inc., to share resources and technology to develop inhibitors of key serine protease enzymes, including C1s, that represent promising targets for inhibiting the activation of "complements" (plasma proteins that work to eliminate microorganisms and other antigens from tissues and blood). This pathway plays a major role in mediating a broad range of immunological diseases. In June 1999, we updated and renewed our original agreement to concentrate on selected complement enzymes as targets for the design of inhibitors. Under our agreement, we are each responsible for our own research costs. If a drug candidate emerges as a result of our joint research, we will then negotiate the product development and commercialization rights and responsibilities. Under this collaboration, we have generated Prototype NCE Leads which are currently being optimized further through evaluation in living organisms and for which we have filed patent applications. The initial term of the agreement was one year, subject to automatic annual renewal. Either of us may terminate the agreement at any time upon 60 days written notice. The agreement was last renewed in June 2000 for an additional year.

 Other Internal Discovery Programs

   In addition to programs in cardiovascular disease and cancer, we plan to initiate additional programs for central nervous system and metabolic diseases.

Intellectual Property

   Protection of our intellectual property is a strategic priority for our business. Our ability to protect and use our intellectual property rights in the continued development and commercialization of our technologies and drug candidates, operate without infringing the proprietary rights of others and prevent others from infringing on our proprietary rights is crucial to our continued success. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents, trademarks or copyrights, or are effectively maintained as trade secrets, know-how or other proprietary information. We currently rely on a combination of patents and pending patent applications, some of which we license and most of which we own, and on trademarks, copyrights, trade secrets, know-how and proprietary information, to protect our interests as we continue to develop and commercialize our technologies and drug candidates.

   We devote significant resources to obtaining, enforcing and defending patents, as well as developing and protecting our other proprietary information. Our comprehensive patent strategy is to augment our broad proprietary portfolio by continuing to actively seek patents for our technologies and compounds. We have already obtained patents or filed patent applications on a number of our technologies and on certain of the compounds we have developed. We also have certain proprietary trade secrets and know-how that are not patentable or for which we have chosen to maintain secrecy rather than file for patent protection.

   We have taken certain security measures to protect our trade secrets, proprietary know-how, technologies and confidential information and continue to explore further methods of protection. We have executed confidentiality agreements with our employees and consultants upon the commencement of an employment or consulting arrangement with us. These agreements require that all confidential information developed or made known to the individual by us during the course of the individual's relationship with us be kept confidential and not disclosed to third parties. These agreements also provide that inventions conceived by the individual in the course of rendering services to us shall be our exclusive property. We also attempt to limit access to, and dissemination of, our confidential information.

   Our intellectual property estate is as follows:

 Drug Discovery Program Patents

   We have ten issued U.S. patents, five Australian patents, four New Zealand patents, two South African patents and one Pakistani patent covering our drug discovery program inventions.

   The patents cover various compounds, methods of making compounds, pharmaceutical compositions, and methods of using the compounds for inhibiting proteases and for treating particular disease states. The proteases that are inhibited include, but are not limited to, thrombin, factor Xa, urokinase, complement and other protease inhibitors, integrins and certain other targets. Disease states include cardiovascular diseases and cancer as described in the section entitled "Our Internal Drug Candidate Programs and Commercial Licensing and Development Collaborations." The U.S. patents are directed to distinct families of new compounds.

   We also have 28 pending U.S. patent applications, seven of which have received a notice of allowance from the U.S. patent office, and 133 pending foreign patent applications and six applications in preparation, covering compounds, methods of making compounds, pharmaceutical compositions, and methods of using the compounds for inhibiting proteases and for treating particular disease states.

   We currently do not have any issued patents for any of our lead compounds in our internal program, but we have two allowed applications covering lead compounds, one in our thrombin internal program and one in our urokinase internal program, respectively. However, we may be unable to obtain any issued patents for any patent applications we have filed or may file in the future for such compounds.

 DirectedDiversity Combinatorial Chemistry Process Patents

   Our DirectedDiversity technology is protected by four issued U.S. patents. Collectively, these patents provide apparatus and process patent coverage for the automated, semi-automated and/or manual computer directed selection, synthesis, testing, and refinement of compounds in chemical libraries, including the computer codes that allow implementation of this process.

   In October 1995, we were issued our first U.S. patent covering our DirectedDiversity technology. The patent covers the use of semi-automated feedback control for refining the properties of combinatorial libraries for all applications in which suitable properties can be measured (e.g., drugs, herbicides, paints, scents, solvents, advanced materials, etc.). A second U.S. patent related to our DirectedDiversity technology was issued in November 1996 covering the automatic generation of new drug leads through computer-controlled, iterative robotic synthesis and analysis of chemical libraries. Our third U.S. patent, issued in November 1997, covers additional features of our DirectedDiversity technology, including inventions related to computer software for semi-automatic and automatic generation of compounds of interest. We received our fourth U.S. patent for DirectedDiversity in May 1999, covering the generation of new drug leads through computer-controlled, iterative robotic synthesis and analysis of chemical libraries.

   We also have three Australian patents and two Israeli patents covering our DirectedDiversity technology described above.

   Additionally, we have 12 pending U.S. patent applications and 33 pending foreign patent applications. In addition to our DirectedDiversity technology described above, these patent applications cover new methods for handling large multidimensional data sets. Within our DirectedDiversity technology, these methods are utilized for visualizing chemical compound similarity/dissimilarity, for lead identification, and for lead optimization. The methods for handling large multi-dimensional data sets have applications beyond our DirectedDiversity technology. Two of these pending U.S. patent applications and one of these pending foreign patent applications cover apparatuses, processes and software inventions for quickly and efficiently searching large chemical libraries, as well as other inventions relating to data mining (searching data for relationships).

 ThermoFluor Patents

   We have two issued U.S. patents covering our ThermoFluor screening and protein characterization technology, process and instruments. One U.S. patent covers methods for screening compounds for binding to proteins and nucleic acids, and the other covers an instrument for implementing our patented methods for screening compounds.

   We also have ten pending U.S. patent applications, one New Zealand patent and 19 pending foreign patent applications covering this technology. We have received notice of allowance on two of these U.S. patent applications. The pending applications cover methods for screening for biochemical conditions that stabilize proteins and nucleic acids, methods for screening for biochemical conditions that facilitate protein crystallization, methods for screening for biochemical conditions that promote recombinant protein folding, and methods for screening for lead compounds that bind to a target receptor. The pending applications also cover "functional genomics," which include methods for screening proteins of unknown function in order to determine the function of newly discovered proteins.

   Under the terms of a settlement agreement with Anadys Pharmaceuticals, Inc. (formerly Scriptgen) relating to an action that Anadys brought against us in the United States District Court for the District of Delaware on October 13, 1998 for our alleged infringment of two patents, we acquired a limited license to Anadys' ATLAS (Any Target Ligand Affinity Screen) assay technology and Anadys was granted a limited license to the method claims of our ThermoFluor assay technology. Neither of these licenses is exclusive. Under this agreement, we paid Anadys $1.5 million and Anadys released us from all claims of infringement with respect to those two patents. The settlement agreement restricts us, until March 7, 2003, from specified activities in connection with screening drugs useful for treating "infection" (defined as relating to drugs whose principal aim is to treat or cure infectious disease in humans). As part of this settlement agreement, we are precluded from using our ThermoFluor screening technology in the Hepatitis C Virus "infection" area as part of collaborative agreements or as part of our internal drug programs until March 7, 2003. In addition, we are precluded from using our ThermoFluor screening technology as part of more than one collaboration agreement in the area of "infection" until March 7, 2003, and such collaborative agreement must be limited to a maximum of three anti-viral targets. Our collaboration with BMS constitutes the one permitted collaboration agreement in the area of infection. The settlement with Anadys, however, does not restrict use of our ThermoFluor screening technology for our internal drug discovery efforts, other than the limitation with respect to Hepatitis C Virus "infection," or for purposes of collaborative agreements outside the area of "infection." In addition, if our use of ThermoFluor facilitates the discovery of a drug used to treat infectious disease, we are obligated to pay Anadys a royalty based on revenue from the sale of such a drug.

 Other Technology

   We have made discoveries relating to other technology which may be useful for drug discovery. Two such patent applications have been filed, one concerning components of the GPCR technology.

 U.S. Government Grants

   We have been awarded a number of U.S. government grants to fund a variety of internal scientific programs and undertake exploratory research. Under these grants, we retain ownership of all intellectual property and commercial rights generated during these projects, subject to a non-transferable, paid-up license for the use by or on behalf of the United States of the inventions made with federal funds. This license is not exclusive and is retained by the U.S. government as provided by applicable statutes and regulations. We have received the following award and government grants from the National Institutes of Health (Small Business Innovative Research "SBIR" grants) and the National Institute of Standards and Technology (Advanced Technology Program "ATP" award) during the past several years under which we have received a total of approximately $3.8 million:

                                                                 Grant/Award
Grant/Award Title                                                    Date
-----------------                                               --------------

Automated Receptor Screening by Thermal Physical Assays
 (SBIR)(Phase 1)...............................................       May 1995

Crystallization and Structural Determination of G-Coupled
 Protein Receptors (ATP).......................................    August 1995

Protein Engineering a Receptor Antagonist (SBIR)(Phase 1)...... September 1995

Automated Receptor Screening by Thermal Physical Assays
 (SBIR)(Phase 2)............................................... September 1996

Four Helix Bundle Analog of a G-Protein Coupled Receptor
 (SBIR)(Phase 1)...............................................  February 1999

Expression of G-Protein Coupled Receptors for Structure
 Determination (SBIR)(Phase 1)................................. September 1999

Four Helix Bundle Analog of a G-Protein Coupled Receptor
 (SBIR)(Phase 2)...............................................     March 2000

   The sponsoring agencies make decisions annually on continuations of multi-year awards based on the availability of funds from the United States Congress and our satisfactory performance under each grant or award.

Government Regulation

   The U.S. Food and Drug Administration (FDA) and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements on the development, manufacture and marketing of pharmaceutical candidates. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, record-keeping, approval, promotion and advertising and pricing of our drug candidates and those of our collaborative partners. Obtaining marketing approvals and later complying with ongoing statutory and regulatory requirements are costly and time-consuming. Any failure by us or our collaborators, licensors or licensees to obtain, or any delay in obtaining, regulatory approvals or in complying with other requirements could adversely affect the commercialization of drug candidates and our ability to receive upfront payments, milestone payments or royalty revenues.

   The steps required before a new drug candidate for humans may be distributed commercially in the U.S. generally include:

  . conducting appropriate pre-clinical laboratory evaluations of the drug candidate's chemistry, formulation and stability, and pre-clinical studies to assess the potential safety and efficacy of the product candidate;

  . submitting the results of these evaluations and tests to the FDA, along with manufacturing information and analytical data, in an investigational new drug application (IND);

  . making the IND effective after the resolution of any safety or regulatory concerns of the FDA;

  . obtaining approval of Institutional Review Boards, or IRBs, to introduce the drug into humans in clinical studies;

  . conducting adequate and well-controlled human clinical trials that establish the safety and efficacy of the drug candidate for the intended use, typically in the following sequential, or slightly overlapping, stages:

     Phase 1: The drug candidate is initially introduced into healthy human subjects or patients and tested for safety, dose tolerance, absorption, metabolism, distribution and excretion;

     Phase 2: The drug candidate is studied in patients to identify possible adverse effects and safety risks, determine dosage tolerance and the optimal dosage, and collect some efficacy data;

     Phase 3: The drug candidate is studied in an expanded patient population at multiple clinical study sites to confirm efficacy and safety at the optimized dose, by measuring a primary endpoint established at the outset of the study; and

     Phase 4: The FDA may in some circumstances require post-marketing studies to delineate additional information about a drug's risks, benefits and optimal use;

  . submitting the results of preliminary research, pre-clinical studies, and clinical trials as well as chemistry, manufacturing and control and labeling information on the drug candidate to the FDA in an New Drug Application (NDA) or Biologics License Application (BLA); and

  . obtaining FDA approval of the NDA or BLA prior to any commercial sale or shipment of the drug candidate.

   The steps required before a new animal drug may be distributed commercially in the U.S. are similar to the foregoing. The major differences are that additional safety issues need to be addressed if the target animal(s) will contribute or be part of human food, and the requisite clinical study requirements for animal drugs are oftentimes less expensive than that for human drugs. Also, there are no user fees for New Animal Drug Applications (NADAs).

   Upon approval, a drug candidate may be marketed only in those dosage forms and for those indications approved in the NDA or BLA/NADA. In addition to obtaining FDA approval for each indication to be treated with each product candidate, each foreign and domestic drug candidate manufacturing establishment must register with the FDA, list its product candidates with the FDA, comply with cGMPs and permit and pass manufacturing plant inspections by the FDA. Moreover, the submission of applications for approval may require additional time to complete manufacturing stability studies. Foreign companies that manufacture drug candidates for distribution in the United States also must list their product candidates with the FDA and comply with cGMPs. They are also subject to periodic inspection by the FDA or by local authorities under agreement with the FDA. Moreover, approval of drug candidates may be delayed by certain market exclusivity and patent protections awarded to other parties concerning similar products or drug candidates.

   Any drug candidates that we or our collaborators manufacture or distribute under FDA approvals are subject to extensive continuing regulation by the FDA, including recordkeeping requirements and reporting of adverse experiences with the product candidate. Additionally, if we or our collaborators propose any modifications to a product, including changes in indication, manufacturing process, manufacturing facility or labeling, we or our collaborators may be required to submit an NDA/NADA supplement to the FDA. The promotion and advertising for drugs that we or our collaborators market are also subject to review and can be the subject of possible FDA action.

   Failure to comply subjects the manufacturer to possible FDA action, such as warning letters, suspension of manufacturing, seizure of the product, voluntary recall or withdrawal of a product or injunctive action, as well as possible civil or criminal penalties. We currently rely on, and intend to continue to rely on, third parties to manufacture our compounds and product candidates. These third parties will be required to comply with cGMPs.

   Products manufactured in the United States for distribution abroad will be subject to FDA regulations regarding export, as well as to the requirements of the country to which they are shipped. These latter requirements are likely to cover the conduct of clinical trials, the submission of marketing applications, and all aspects of manufacturing and marketing. Such requirements can vary significantly from country to country. As part of our strategic relationships, our collaborators may be responsible for the foreign regulatory approval process for our product candidates, although we may be legally liable for noncompliance.

   We and our collaborators are also subject to various federal, state and local laws, rules, regulations and policies relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances used in connection with our research work. Also, the availability and levels of government or third party payor reimbursement for our products and those of our collaborators/licensees that involve our technology will have a considerable impact on our revenues and business. The availability and scope of government and third party reimbursement for drugs are subject to ongoing debate and change. For example, the U.S. Congress is actively debating whether and how to provide prescription drug benefits to Medicare beneficiaries. Government and third party payors are continuously striving to reduce reimbursement levels for healthcare products, and these cost control initiatives may be applied to our products or those of our collaborators/licensees. Further, changes in government reimbursement are oftentimes adopted by other payors.

   The extent of government regulation which might result from future legislation or administrative action cannot be accurately predicted. As a result, the actual effect of these developments on our business is uncertain and unpredictable.

Competition

   We compete both in the markets for drug discovery technologies and services and the markets for pharmaceutical products. Our principal competitors are the internal drug discovery departments of our pharmaceutical company customers and potential customers. Many of our customers and potential customers have developed or acquired or are developing or are acquiring integrated drug discovery capabilities that use combinatorial chemistry, chemi-informatics software, structure-based drug design and high-throughput screening. In addition, many of these companies have large collections of compounds that they have previously synthesized, purchased from chemical supply catalogs or obtained from other sources against which they may screen new targets.

   We also compete with biotechnology and drug discovery services companies, academic and scientific institutions, governmental agencies, and public and private research organizations. Our technology platform integrates many technologies, including combinatorial chemistry, chemi-informatics software, structure-based drug design and high-throughput screening. We face competition based on numerous factors, including size, diversity and ease of use of compound libraries, speed and cost of identifying and optimizing potential lead compounds and patent position from companies offering one or more technology components of the discovery process. Companies such as Aurora Biosciences Corporation and Evotec BioSystems AG have developed ultra-high-throughput screening capabilities. In addition, several competitors, including Anadys Pharmaceuticals, Inc., Novalon Pharmaceutical Corporation and Cetek Corporation have developed alternative approaches to screening protein targets of unknown function that are competitive with our "any target" ThermoFluor technology. There are many companies that provide combinatorial chemistry services for lead generation and optimization that compete with our DiscoverWorks technologies and discovery services. Competitors such as Pharmacopeia, Inc., ArQule, Inc., Discovery Partners, Inc. and MediChem, Inc. use computer methods to assist in the design of large screening libraries and synthesize them using combinatorial or parallel chemical synthesis methods, which are competitive with our DirectedDiversity technology. Competitors such as Tripos Inc. and MDL Information Systems, Inc. are computer software companies that offer chemi-informatics and other software and database services to support drug discovery, which are competitive with the software components of our DirectedDiversity chemi-informatics technology. Competitors such as Vertex Pharmaceuticals, Inc., Millenium Pharmaceuticals, Inc. and Axys Pharmaceuticals, Inc. extensively use structure-based drug design or genomics technologies integrated with combinatorial chemistry and other drug discovery technologies. These entities compete with us either on their own or in collaborations. Companies such as Arena Pharmaceuticals, Inc., Synaptic Pharmaceuticals, Inc. and Evotec BioSystems AG have developed GPCR screening technologies that offer alternative approaches to GPCR drug discovery which may be competitive with our structure-based drug design approach. In addition, both internal drug design units at major pharmaceutical companies and companies offering protein modeling services, such as Structural Bioinformatics, Inc., or companies that have competitive GPCR crystallography, such as MediChem, Inc., may use approaches similar to the structure-based approaches under development at 3DP.

   While we believe that our integration of proprietary technologies for drug discovery provides us with a competitive advantage over many of our competitors and intend to further develop our integrated "target-to-lead" technologies, we recognize that many of our competitors will seek to integrate and improve their technologies to provide discovery capabilities similar or superior to those provided by us.

   For drug candidates that we seek to outlicense from our internal drug discovery pipeline, we face, and will continue to face, intense competition from organizations such as large pharmaceutical and biotechnology companies. Competition with any of the programs in our internal drug discovery pipeline may arise from current or future drug candidates in the same therapeutic class or other classes of therapeutic agents or other methods of preventing or reducing the incidence of disease. In addition, any drug candidate that is successfully developed may compete with existing therapies that have long histories of safe and effective use.

   Due to perceived shortcomings of available agents and the large market potential, competition to develop a safe, orally active antithrombotic agent is intense, with many discovery programs in process, including programs in clinical development by AstraZeneca PLC and Knoll GmbH. In addition, we are aware of several other programs targeting additional proteins in the coagulation process which could be competitive with our thrombin inhibitor, including programs of Schering AG, Germany and AstraZeneca PLC. In addition, we are aware of an oral heparin program of Emisphere Technologies, Inc. believed to be in Phase 2 which may also compete with our thrombin inhibitor. In addition, oral agents that effect blood platelet activation could provide competitive therapeutic approaches to oral inhibitors of the coagulation process. We are aware of such drug development programs at Merck & Co., Inc., GlaxoSmithKline and Schering-Plough Corporation, among others.

   Our orally active urokinase inhibitor for the inhibition of cancer metastasis and tumor angiogenesis faces competition from a number of agents and approaches under development. We are aware of competing urokinase inhibitor programs at Abbott Laboratories, Axys Pharmaceuticals, Inc., Corvas International, Inc. and Pfizer Inc. We are also aware of programs aimed at developing compounds that are antagonists of the receptor for urokinase that could compete with our oral urokinase inhibitor. There are also a number of alternative approaches to controlling angiogenesis or metastasis including the use of a) inhibitors of matrix metalloproteases, which are protease enzymes that destroy the matrix material that binds cells together, including programs by British Biotech plc (in alliance with Schering-Plough), Bristol-Myers Squibb Company, Pharmacia Corporation and Pfizer Inc., b) inhibitors of cellular tyrosine kinases, including programs by Cephalon Inc. and Sugen Inc., and c) other therapeutic proteins or monoclonal antibodies, which are antibodies that are produced from a single cell type and target a variety of processes in cancer cells.

   Our other research programs in small molecule drug discovery are also in highly competitive areas. Many other companies are working in these areas and they may achieve earlier or greater success than we may be able to achieve.

   Our current and anticipated future research programs and services that focus on the discovery of small molecule drugs that target GPCRs are also in a highly competitive area. Most major pharmaceutical companies have extensive drug discovery programs that target one or more GPCRs, and many biotechnology companies have developed proprietary positions for particular GPCR receptors or screening technologies. We also face competition, and anticipate accelerated competition, in the area of structural analysis of target proteins identified as a result of the sequencing of the human genome, where academic laboratories and possibly companies, either on their own or in collaboration with others, are seeking to determine the structures of drug target GPCRs, and databases of drug target GPCR structures are being created in competition with the GPCR structural and other databases we may develop. Recently, researchers at the University of Washington at Seattle announced that they had successfully determined the 3-D structure of bovine rhodopsin, a GPCR that is not a drug target. Data from this or other research efforts aimed at GPCRs that are not drug targets may also be used to create databases in competition with the GPCR structural databases that we may develop.

   Most of our competitors, either alone, or together with their collaborators, have substantially greater research and development capabilities and financial, scientific, operational, marketing and sales resources than we do, as well as significantly more experience in research and development, clinical trials, regulatory matters, manufacturing, marketing and sales. These competitors and other companies may have developed or may in the future develop new technologies or products that compete with ours or which could render our technologies and products obsolete. In addition, our competitors may succeed in obtaining broader patent protection, receiving FDA approval for products or developing and commercializing products or technologies before us. We also compete with these organizations in recruiting and retaining qualified scientific and management personnel.

Clinical Testing Strategy

   We do not have the ability to independently conduct clinical studies and obtain regulatory approvals for our drug candidates. To the extent our collaborators do not perform these functions, we intend to rely on third party expert clinical investigators and clinical research organizations to perform these functions.

Manufacturing Strategy

   We are an early stage drug discovery company and, accordingly, do not at this stage require commercial scale manufacturing capabilities. We currently rely, and anticipate continuing to do so for the foreseeable future, on internal capabilities for synthesis of the small amounts of chemical compounds required for the discovery phases of our internal programs and external collaborations.

   Completion of any pre-clinical trials for our drug candidates involving large quantities of chemical compounds, or any future clinical trials and commercialization of our drug candidates by us or our collaborators, will require access to, or development of, facilities to manufacture a sufficient supply of our drug candidates. We do not have the facilities or experience to manufacture the quantities of drug candidates necessary for any such trials or commercial purposes on our own and do not intend to develop or acquire facilities for the manufacture of such quantities of drug candidates in the foreseeable future. We currently intend, instead, to rely on our collaborators and third-party contract manufacturers.

   In addition, because we generally license drug candidates for further development and commercialization, once a drug candidate is licensed, we must rely on our collaborators' ability to manufacture, or to have manufactured, the quantities necessary for further development and commercialization of these drug candidates.

Marketing and Sales

   We market and sell our DiscoverWorks drug discovery services and technologies, and license drug candidates from our internal drug discovery programs, through a direct marketing effort to potential customers in the pharmaceutical and biotechnology industries. Since we are an early-stage company, we do not have an established sales and marketing effort, but have solicited our collaborative partners primarily through the efforts of our management and business development teams. We also make presentations at trade shows and have an internet web site that describes our products and services.

   We currently have no sales, marketing or distribution capabilities to commercialize our drug candidates. In order to commercialize any of our drug candidates, we must either internally develop sales, marketing and distribution capabilities or make arrangements with third parties to perform these services. We intend to rely for the foreseeable future on collaborations with licensees of our compounds to market any of our drug candidates which receive regulatory approvals in the future.

Employees

   As of March 20, 2001, we had 140 full-time employees, 68 of whom hold Ph.D. degrees. Of these employees, 105 were engaged in research and development and 35 were engaged in business development, finance and general administration. Our scientific staff includes: 20 molecular and cell biologists, 13 structural biologists, biophysicists and enzymologists, 47 chemists and 25 computer scientists and engineers. Many of our employees have extensive experience in drug discovery at major pharmaceutical companies. None of our employees are represented by labor unions or covered by collective bargaining agreements. We have not experienced any work stoppages, consider our employee relations to be good and believe that we enjoy a strong corporate culture built on cooperation among our various departments, which we view as a key element in our interdisciplinary approach to research.

Executive Officers of the Registrant

   The following table sets forth certain information concerning the executive officers, as well as certain other members of senior management, of the
Company:

            NAME            AGE                             POSITION
            ----            ---                             --------
   David C. U'Prichard,
    Ph.D                     52 Chief Executive Officer
   F. Raymond Salemme,
    Ph.D.                    56 President and Chief Scientific Officer
   Roger F. Bone, Ph.D.      43 Senior Vice President, Research & Development
   Graham R. Brazier         39 Senior Vice President, Corporate Development
   Wendy L. Nagy             58 Senior Vice President, General Counsel
   Scott M. Horvitz          42 Vice President, Finance and Administration, Secretary, Treasurer
   Kevin M. Mullin           38 Vice President, Human Resources
   Richard M. Soll, Ph.D.    44 Vice President, Chemistry
   Paul M.K. Weiss, Ph.D..   42 Vice President, Technology and Product Licensing

   Dr. David C. U'Prichard joined us in September 1999 as our CEO and a member of our Board of Directors. From 1997 to 1999, Dr. U'Prichard served as President of Research and Development at SmithKline Beecham. While at SmithKline Beecham, Dr. U'Prichard oversaw the entry of approximately ten compounds into global development, the international registration of the diabetes drug Avandia(R)* and the entry of four compounds into Phase III trials and six compounds into early clinical trials; additionally, he instituted several major restructuring efforts at the company. Prior to SmithKline Beecham, he worked for ICI/Zeneca from 1986 to 1997, as Executive Vice President and International Research Director from 1994 to 1997. Previously, Dr. U'Prichard was instrumental in the launch of Nova Pharmaceuticals in 1983, following an academic career as the Associate Professor of Pharmacology and Neurobiology at Northwestern University Medical School (1978-83), and his postdoctoral fellowship at Johns Hopkins University (1975-78). Dr. U'Prichard received his Ph.D. in Pharmacology from the University of Kansas, and his B.S. in Pharmacology with first-class honors from the University of Glasgow, Scotland. He has held academic appointments at Northwestern University, Johns Hopkins University and the University of Pennsylvania and is an Honorary Professor at the University of Glasgow. He is also an author of more than 100 primary and review publications, was a founding co-editor of Molecular Neurobiology and co-editor of Epinephrine in the Central Nervous System and has served as a member of various editorial boards. Dr. U'Prichard serves on the Board of Directors of Lynx Therapeutics, Inc.

   Dr. F. Raymond Salemme founded our company in 1993 and currently serves as President and Chief Scientific Officer. Dr. Salemme is a co-inventor of our DirectedDiversity chemi-informatics process control technology and our ThermoFluor assay technology. Prior to founding our company, Dr. Salemme supervised groups specializing in structure-based drug design, biophysics and computational chemistry at Sterling Winthrop Pharmaceuticals and DuPont Merck Pharmaceuticals, Inc. Dr. Salemme also worked in Central Research and Development at DuPont, where he led research in protein X-ray crystallography and engineering, developed computational methods for crystallography and drug design, and conducted molecular dynamics simulations of proteins and polymers. In 1983, Dr. Salemme founded the Protein Engineering Division of Genex Corporation, among the first companies to use X-ray crystallography and molecular modeling for genetically engineering proteins. From 1973 to 1983, Dr. Salemme was Professor of Biochemistry at the University of Arizona and published extensively in the areas of molecular structures of redox proteins and theory of biological electron transfer and protein architecture. Dr. Salemme received a B.A. in Molecular Biophysics from Yale University (with exceptional distinction) and a Ph.D. in Chemistry from the University of California, San Diego, where his Ph.D. thesis solved one of the first high-resolution 3-D protein structures by X-ray crystallography. Dr. Salemme is a member of several professional societies, and serves on national scientific review committees including the Visiting Committee for Advanced Technology of the National Institutes for Standards and Technology (NIST) and the National Institutes of Health (NIH) Structural Genomics Initiative Review Panel.

--------
  *Avandia is a registered trademark of SmithKline Beecham.

   Dr. Roger F. Bone joined us in 1993 and currently serves as Senior Vice President, Research and Development. Dr. Bone began his career with Merck & Co. in 1990 as Senior Research Biophysicist and was named Research Fellow in 1992. He was a Postdoctoral Fellow at the University of California from 1985 to 1990, and he was an associate with Howard Hughes Medical Institute from 1988 to 1990. Dr. Bone is a recipient of the U.S. Public Health Service Individual National Research Award, is widely published in scientific journals, and is a co-inventor on several patents, including patents covering our DirectedDiversity technology. Dr. Bone received his Ph.D. in Biochemistry from the University of North Carolina at Chapel Hill and his B.S. in Chemistry from Purdue University.

   Mr. Graham R. Brazier joined us in September 2000 as Senior Vice President, Corporate Development. Most recently, Mr. Brazier served as Vice President Worldwide Business Development, Pharmaceuticals at SmithKline Beecham, where he spent ten years in various business development roles, based in both the U.K. and U.S. From 1986 to 1990, Mr. Brazier was with Squibb Pharmaceuticals in various headquarter and operating finance roles in the U.K., Holland and Belgium. Mr. Brazier is a Fellow of the Chartered Association of Certified Accountants (U.K.).

   Wendy L. Nagy, Esq. joined us in December 2000 as Senior Vice President, General Counsel. From 1996 until she joined us, Ms. Nagy held positions at MedImmune Oncology, Inc. (formerly U.S. Bioscience, Inc.), where she served as Vice President and General Counsel from December 1999 until December 2000. Prior to joining U.S. Bioscience, she served in legal positions with Cephalon, Inc. and Unisys Corporation, and she was an associate with Morgan, Lewis & Bockius LLP from 1986 until 1994. Ms. Nagy received her J.D. cum laude in 1986 from Villanova University School of Law, where she served as a member and managing editor of the Villanova Law Review. She received a Ph.D. in Sociology from the Australian National University (Canberra) in 1979, a B.A. (Hons.) in Sociology from the University of New England (N.S.W., Australia), and a B.A. in Anthropology from Macquarie University (Sydney) in 1974.

   Mr. Scott M. Horvitz has served as our Vice President, Finance and Administration since our inception. From 1991 to 1993, Mr. Horvitz held various positions at Magainin Pharmaceuticals Inc. and most recently served as Executive Director, Finance and Human Resources. From 1983 to 1991, Mr. Horvitz was with the firm of Richard A. Eisner and Company, LLP, Certified Public Accountants, where he most recently served as a Senior Audit Manager, specializing in venture-financed, technology start-up companies. Mr. Horvitz holds a B.S. in Accounting from the State University of New York at Albany and is a Certified Public Accountant.

   Mr. Kevin M. Mullin joined us in June 2000 as Vice President, Human Resources. From 1999 to June 2000, Mr. Mullin was Vice President, Global Human Resources at PR Newswire. From 1997 to 1999, Mr. Mullin served as Executive Director, Strategic Planning at Covance, Inc. From 1991 to 1997, Mr. Mullin was Director, Human Resources and Operations, Merck Vaccine Business at Merck & Co. Prior thereto, Mr. Mullin served as Vice President, Human Resources & Community Relations at Taylor Health System and was Director, Management Consulting Services at Coopers & Lybrand. Mr. Mullin earned his M.S. in Human Resources Management from Villanova University and his B.A. in Business and Economics from Princeton University.

   Dr. Richard M. Soll joined us in 1994 and currently serves as Vice President, Chemistry. From 1983 to 1994, Dr. Soll held various positions at Wyeth-Ayerst Research and Ayerst Laboratories, most recently serving as a Principal Scientist, Medicinal Chemistry. Dr. Soll conducted his postdoctoral fellowship at Harvard University, and he received his Ph.D. in Synthetic Organic Chemistry from Dartmouth College and his B.S. in Chemistry from the University of Massachusetts. Dr. Soll is widely published in scientific journals and is a co-inventor on numerous patents covering our DirectedDiversity technology.

   Dr. Paul M. K. Weiss joined us in December 1997 and currently serves as Vice President, Technology and Product Licensing. From 1993 to 1997, Dr. Weiss held various positions at American Home Products Corporation and Wyeth-Ayerst Laboratories, including Director-Licensing, Director-Business Development and Research, and Manager-Business Development. Prior thereto, Dr. Weiss was employed by Columbia Research

Laboratories as International Director of Product Development and R&D Coordinator. Dr. Weiss received his Ph.D. in Biochemistry and his M.B.A. from the University of Wisconsin-Madison, and his B.S. in Biochemistry from Carleton University Institute of Biochemistry in Ottawa, Ontario.

Item 2. Properties

   We lease approximately 41,000 square feet of space in Exton, Pennslvania which includes our executive offices and one of our research and development facilities, including approximately 10,000 square feet, adjacent to our existing space, that we occupied in December of 2000. The initial 31,000 square feet of our Exton facility is leased through June 2008 and the additional 10,000 square feet is subject to options allowing us to extend that portion of the lease term through June 2008. In December of 2000 we leased approximately 32,500 square feet of additional research and development space in Cranbury, New Jersey. Our Cranbury facility is leased through March 2007. To meet our expected growth needs we are also negotiating for additional space for use in expansion of our research capabilities.

Item 3. Legal Proceedings

   We are not currently a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted to stockholders during the fourth quarter of 2000.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

   Our common stock has been traded on the Nasdaq National Market under the symbol "DDDP" since August 4, 2000.

   The following table sets forth the high and low closing prices for our common stock for the quarters indicated as reported on the Nasdaq National Market.

                                                                  HIGH     LOW
     2000                                                         ----     ---
     Third Quarter.............................................. $38.875 $15.000
     Fourth Quarter............................................. $35.000 $11.375

   As of March 20, 2001, there were approximately 90 holders of record and approximately 1,700 beneficial stockholders of our common stock.

   We do not intend to pay any cash dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings for use in our business.

Item 6. Selected Financial Data

   The selected financial data set forth below are derived from our financial statements. Our statements of operations data for the years ended December 31, 2000, 1999 and 1998 and our balance sheet data at December 31, 2000 and 1999, are derived from our financial statements that have been audited by Richard A. Eisner & Company, LLP, which are included elsewhere in this annual report, and are qualified by reference to such financial statements. The statement of operations data for the years ended December 31, 1997 and 1996 and the balance sheet data as of December 31, 1998, 1997 and 1996 are derived from our audited financial statements, which are not included in this annual report. The selected financial information set forth below should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and related notes appearing elsewhere in this annual report.

                                           Year ended December 31,
                                  ---------------------------------------------
                                    2000      1999     1998     1997     1996
                                  --------  --------  -------  -------  -------
                                    (in thousands, except per share data)
Statements of Operations Data:
Grant and research revenue......  $ 12,409  $  4,489  $ 5,095  $ 3,580  $   967
                                  --------  --------  -------  -------  -------
Costs and expenses
 Research and development.......    14,562    12,136   10,984    6,517    4,556
 General and administrative.....     8,652     6,525    4,458    3,000    1,708
 Litigation settlement..........        --     1,500       --       --       --
                                  --------  --------  -------  -------  -------
 Total costs and expenses.......    23,214    20,161   15,442    9,517    6,264
                                  --------  --------  -------  -------  -------
Loss from operations............   (10,805)  (15,672) (10,347)  (5,937)  (5,297)
Interest income.................     3,458       328      868      521       14
Interest expense................      (646)     (625)    (232)    (149)    (580)
                                  --------  --------  -------  -------  -------
Loss before income taxes........  $ (7,993) $(15,969) $(9,711) $(5,565) $(5,863)
Provision for income taxes......       159        --       --       --       --
                                  --------  --------  -------  -------  -------
Net loss........................  $ (8,152) $(15,969) $(9,711) $(5,565) $(5,863)
Declared and accrued cumulative
 dividends on preferred stock...      (396)     (669)    (144)      --       --
                                  --------  --------  -------  -------  -------
Net loss applicable to common
 stock..........................  $ (8,548) $(16,638) $(9,855) $(5,565) $(5,863)
                                  ========  ========  =======  =======  =======
Basic and diluted net loss per
 common share--historical.......  $   (.97) $ (27.37) $(22.20) $(27.55) $(58.04)
                                  ========  ========  =======  =======  =======
Weighted average common shares
 outstanding--historical........     8,778       608      444      202      101
                                  ========  ========  =======  =======  =======
Basic and diluted net loss per
 common share--pro forma........  $   (.52) $  (1.57)
                                  ========  ========
Weighted average common shares
 outstanding--pro forma.........    15,663    10,198
                                  ========  ========
                                             As of December 31,
                                  ---------------------------------------------
                                    2000      1999     1998     1997     1996
                                  --------  --------  -------  -------  -------
                                               (in thousands)
Balance Sheet Data:
Cash, cash equivalents and
 marketable securities..........  $114,557  $  7,645  $ 9,726  $ 8,953  $ 1,312
Total assets....................   123,244    12,480   15,712   12,646    3,401
Notes payable--dividends and
 accrued interest...............        --       685      144       --       --
Deferred income, less current
 portion........................     9,619        --       --       --       --
Long-term debt, less current
 portion........................     1,315     2,330    3,270      820      575
Convertible notes and accrued
 interest.......................        --    10,115       --       --       --
Settlement accrual, less current
 portion........................        --       500       --       --       --
Redeemable convertible preferred
 stock..........................        --    34,834   34,834   24,461   12,015
Accumulated deficit.............   (53,261)  (45,109) (29,140) (19,429) (13,864)
Total stockholders' equity
 (deficiency)...................   100,023   (41,748) (25,384) (15,702) (11,198)

   See our financial statements for a description of the computation of the historical and pro forma net loss per share and the number of shares used in the historical and pro forma per share calculations in "Statements of Operations Data" above.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

   We are a drug discovery company that has developed an integrated set of proprietary technologies called DiscoverWorks which accelerate and improve the drug discovery process and capitalize on the opportunities for drug discovery presented by the thousands of new targets for drugs being revealed from the sequencing of the human genome. Our technologies also facilitate drug discovery for well-characterized disease targets that have proven difficult using traditional methods. We believe that our technologies, which apply to virtually any disease target, produce compounds suitable for development into drugs in a more timely and cost-effective manner and with a higher probability of success than that currently achieved using conventional methods. We are using our technologies both to assist collaborators in discovering drug candidates and to discover and develop our own drug candidates, which we currently intend to license at the pre-clinical or early clinical stage.

   To date, substantially all of our revenue has been from corporate collaborations, license agreements and government grants. Revenue from our corporate collaborations and our licensing agreements consists of up-front fees, ongoing research and development funding, milestone payments and royalties upon the sale of designated products. Royalties from sales of products are not expected for at least several years, if at all. We recognize revenue from corporate collaborations, including periodic payments for research and development activities and related nonrefundable technology access fees and/or technology or software licensing fees, over the period that we perform research and development activities under the terms of these agreements. Revenue from nonrefundable up-front fees for the licensing of technology, products or software under agreements that do not require us to perform research or development activities or other significant future performance obligations is recognized at the time that the agreement is executed or the software is delivered. Revenue resulting from the achievement of milestone events stipulated in the agreements is recognized when the milestone is achieved. With respect to license agreements where we have future performance obligations, up-front fees and other amounts received in excess of revenue recognized are recorded as deferred income.

   We have incurred substantial operating losses since our inception in 1993. As of December 31, 2000, our accumulated deficit was $53.3 million. We have funded our operations primarily through public and private placements of equity securities totaling $153.0 million and cash received under collaborative agreements of $40.2 million. Our losses have resulted principally from costs incurred in research and development activities related to our efforts to develop our technologies and our internal drug discovery programs and from the associated administrative costs required to support these efforts. We currently expect to recognize revenue for 2001 of approximately $22.9 million including the recognition of up-front fees previously received, research funding payments, license fees and proceeds from equipment sales. Not included in the expected revenue in 2001 are any potential milestone payments we may receive under existing agreements or any amounts that we may receive from new collaborations. We expect to incur additional operating losses over the next several years as we continue to develop our technologies and fund internal product research and development. Our ability to achieve profitability is dependent on the progress and commercialization of drug candidates from existing internal programs and collaborations and our ability to initiate and develop new internal programs and enter into additional collaborations with favorable economic terms. Payments either under collaborative agreements or related to the licensing of drug candidates we develop internally will be subject to significant fluctuation in both timing and amount and therefore our results of operations for any period may not be comparable to the results of operations for any other period.

Results of Operations

 Years Ended December 31, 2000 and 1999

   Revenue. Our revenue for 2000 was $12.4 million as compared to $4.5 million for 1999. Revenues in 2000 included $11.7 million from corporate collaborations, including revenue from new agreements with Bristol-Myers Squibb, DuPont Pharmaceuticals Company, Boehringer Ingelheim Pharmaceuticals, Inc., and Schering AG, Germany and continued funding from Aventis CropScience GmbH and Heska Corporation and $0.7 million from government grants. The 2000 revenue amount is net of a charge of approximately $0.4 million in connection with a modification of the Bristol-Myers Squibb agreement made during the fourth quarter of 2000. The modification resulted from an agreement with Bristol-Myers Squibb to terminate both Bristol-Myers Squibb's subscription to a planned GPCR structure database and its non-exclusive license to related technologies. Revenues in 1999 included $4.3 million from corporate collaborations, including revenues from a new agreement with Aventis, continued funding from Wyeth-Ayerst, Merck KGaA, and Heska Corporation and $0.2 million from government grants. Funding from the Heska agreement ended in 2000 and our agreements with Wyeth-Ayerst and Merck KGaA ended in 1999. In December of 2000, we entered into a license agreement with Centocor, Inc., a wholly owned subsidiary of Johnson & Johnson, under which

Centocor acquired worldwide rights to our orally active direct thrombin inhibitor program. We will begin to recognize revenue from this agreement in 2001.

   Research and Development Expenses. Our research and development expenses increased by $2.5 million, to $14.6 million for 2000 from $12.1 million for 1999. This increase was related to the expansion of research efforts in our internal programs, including clinical testing of our lead thrombin compound, the commencement of collaborative discovery programs and investment in our core technologies. The expansion of research efforts required the hiring of additional personnel, resulting in increased expenses for personnel and increased expenses for equipment and lab supplies for all of these activities.

   General and Administrative Expenses. Our general and administrative expenses increased by $2.2 million to $8.7 million for 2000 from $6.5 million for 1999. The increase was primarily related to increased management and administrative personnel expenses resulting from the hiring of additional personnel, expansion of our operations and business development efforts and other expenses relating to our operations as a public company.

   Other Income (Expenses). Interest income increased by $3.2 million to $3.5 million for 2000 from $0.3 million in 1999. The increase in interest income is attributable to the investment of the proceeds from our initial public offering and private placements of securities completed during this period, as well as investment of the upfront fees we have received from our collaborators. Interest expense was $0.6 million for 2000 and $0.6 million for 1999.

   Provision for Income Taxes As of December 31, 2000, we had net operating loss carryforwards for federal income taxes of $35.1 million. We also have federal research and development tax credit carryforwards. Our utilization of the net operating loss and tax credit carryforwards may be subject to annual limitations pursuant to Section 382 of the Internal Revenue Code, and similar state provisions, as a result of changes in our ownership structure. The annual limitations may result in the expiration of net operating losses and credits prior to utilization.

   At December 31, 2000 and 1999, the Company had deferred tax assets representing the benefit of net operating loss carryforwards, certain start up costs capitalized for tax purposes, upfront payments from collaborators taxable in the year received, and research and development tax credits. During the year ended December 31, 2000, we recorded a provision for federal and state income taxes of $0.2 million. The federal tax provision was based on the alternative minimum tax under which net operating loss carryforwards are available to offset 90% of our current tax liability. The Company did not record a benefit for the deferred tax asset because realization of the benefit was uncertain and, accordingly, a valuation allowance is provided to offset the deferred tax asset.

 Years Ended December 31, 1999 and 1998

   Revenue. Our revenue for 1999 was $4.5 million as compared to $5.1 million in 1998. Revenues in 1999 included $4.3 million from corporate collaborations, including revenue from a new agreement with Aventis, continued funding from Wyeth-Ayerst, Merck KGaA, Heska Corporation and E.I. DuPont de Nemours and $0.2 million from government grants. Revenues in 1998 included $4.5 million from corporate collaborations, including funding from Wyeth-Ayerst, Merck KGaA, and Heska Corporation, and $0.6 million from government grants. The decrease in revenue for 1999 is primarily connected to the completion in August 1998 of funding from an Advanced Technology Program (ATP) award sponsored by the National Institute of Standards and Technology, which commenced in August of 1995, and a reduction in revenues from Wyeth-Ayerst. Revenues from the ATP and Wyeth-Ayerst programs decreased from 1998 to 1999 by $0.3 million and $0.7 million, respectively. Our agreements with Wyeth-Ayerst and Merck KGaA ended in 1999.

   Research and Development Expenses. Our research and development expenses increased by $1.1 million, to $12.1 million for 1999 from $11.0 million for 1998. This increase related to the expansion of research efforts in our internal programs, including pre-clinical testing of our lead thrombin compound, the commencement of collaborative discovery programs, investment in our core technologies and associated increases in expenses for personnel, facility expansion, equipment and lab supplies.

   General and Administrative Expenses. Our general and administrative expenses increased by $2.0 million, to $6.5 million for 1999 from $4.5 million for 1998. The increase was primarily related to increased management and administrative personnel expenses arising in connection with increased hiring and to legal and professional fees incurred in connection with litigation involving our ThermoFluor technology, which we settled in March 2000, the expansion of our operations and business development efforts. In connection with the settlement of litigation, we accrued an expense of $1.5 million in 1999. Under the terms of a settlement agreement with Anadys Pharmaceuticals, Inc. relating to an action that Anadys brought against us in the United States District Court for the District of Delaware on October 13, 1998 for our alleged infringment of two patents, we acquired a limited license to Anadys' ATLAS (Any Target Ligand Affinity Screen) assay technology and Anadys was granted a limited license to the method claims of our ThermoFluor assay technology. Neither of these licenses is exclusive. Under this agreement, we paid Anadys $1.0 million in 2000 and made an additional payment of $0.5 million in March 2001. In exchange for these payments, Anadys has released us from all claims of infringement with respect to those two patents. The settlement agreement restricts us, for a period of three years, from specified activities in connection with screening drugs useful for treating "infection" (defined as relating to drugs whose principal aim is to treat or cure infectious disease in humans). As part of this settlement agreement, until March 7, 2003, we are precluded from using our ThermoFluor screening technology in the Hepatitis C Virus "infection" area as part of collaborative agreements or as part of our internal drug programs. In addition, we are precluded from using our ThermoFluor screening technology as part of more than one collaboration agreement in the area of "infection" until March 7, 2003, and such collaborative agreement must be limited to a maximum of three anti-viral targets. Our collaboration with Bristol-Myers Squibb Company constitutes the one permitted collaboration agreement in the area of infection. The settlement with Anadys, however, does not restrict use of our ThermoFluor screening technology for our internal drug discovery efforts, or for purposes of collaborative agreements outside the area of "infection," other than the limitation with respect to Hepatitis C Virus "infection." In addition, if our use of ThermoFluor facilitates the discovery of a drug used to treat infectious disease, we are obligated to pay Anadys a royalty based on revenue from the sale of such a drug.

   Other Income (Expenses). Interest income decreased by $0.6 million, to $0.3 million for 1999 from $0.9 million for 1998. This was related to lower average cash balances during 1999. Interest expense increased by $0.4 million, to $0.6 million in 1999 from $0.2 million in 1998. The increase in interest expense was primarily attributable to an increase in short-term borrowings from certain of our investors.

   Provision for Income Taxes. We incurred net operating losses for the years ended December 31, 1999 and 1998, and, accordingly, we did not pay any federal income taxes.

Liquidity and Capital Resources

   At December 31, 2000, we had cash and cash equivalents of $114.6 million and working capital of $103.2 million. We have funded our operations to date primarily through public and private placements of equity securities with aggregate proceeds of approximately $153.0 million, and cash received under corporate collaborations totaling $40.2 million, government grants totaling $3.8 million, capital equipment and leasehold improvement financing totaling $7.8 million and interest earned on our cash balances. Our operating activities generated funds of $8.7 million in 2000. Our operating activities used funds totaling $10.6 million and $8.4 million in 1999 and 1998, respectively.

   To date, substantially all of our revenue has been from corporate collaborations, license agreements and government grants. We expect that substantially all of our revenue for the foreseeable future will come from similar sources as well as from interest income. In addition, our ability to achieve profitability will be dependent upon our ability to enter into additional corporate collaborations and license internally developed products. We believe that our available cash and cash equivalents, expected revenue from collaborations and license arrangements, existing capital resources and interest income should be sufficient to fund anticipated levels of operations for at least the next two years.

Recently Issued Accounting Standards

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities," which will be effective for our fiscal year 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. SFAS 133 is not anticipated to have a significant impact on our operating results or financial condition when adopted, since we currently do not engage in hedging activities.

Factors Affecting the Company's Prospects

 We have a history of net losses and may never achieve or maintain profitability.

   We have incurred net losses since our inception, including net losses of approximately $16.0 million for the year ended December 31, 1999 and approximately $8.2 million for the year ended December 31, 2000. As of December 31, 2000, we had an accumulated deficit of approximately $53.3 million. We may incur additional losses for at least the next several years. The extent of our future losses will depend on the rate of growth, if any, of our revenue and on the level of our expenses. To date, we have derived substantially all of our revenue from corporate collaborations, license agreements and government grants. We expect that substantially all of our revenue for the foreseeable future will result from payments from these sources and from the licensing of our technologies and of our internally developed pre-clinical and clinical drug candidates. We also expect to spend significant amounts to enhance our drug discovery technologies and to fund research and development of drug candidates we develop internally. Because our operating expenses will increase significantly in the near term, we will need to generate significant additional revenue to achieve profitability. In order to generate revenue, we must continue to develop products and technologies from which we can derive revenue either ourselves or through existing and future collaborations. Accordingly, we may never achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

 If we fail to obtain necessary funds for our operations, we will be unable to maintain and improve our technology position and will be unable to develop and commercialize our drug candidates.

   To date, we have funded our operations primarily through public and private placements of equity securities and revenues from corporate collaborations, with additional revenue from government grants, capital equipment and leasehold financing, and interest earned on net proceeds of our initial public offering and private placements. We believe that our cash and cash equivalents, expected revenue from collaborations and license arrangements, existing capital resources and interest income should be sufficient to meet our operating and capital requirements for at least the next two years. However, our present and future capital requirements depend on many factors, including:

  . the level of research and development investment required to maintain and improve our technology position;

  . our ability to enter into new agreements with collaborators or to extend the terms of our existing collaborations, and the terms of any agreement of this type;

  . our success rate or that of our collaborators in discovery efforts associated with milestones and royalties;

  . the timing, willingness and success of our collaborators to commercialize our products, which would result in milestone payments and in royalties;

  .  costs of recruiting and retaining qualified personnel;

  . costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

  . our need or decision to acquire or license complementary technologies or new targets, or acquire complementary businesses; and

  . changes in drug candidate development plans needed to address any difficulties in clinical studies or in commercialization.

   Should we require additional capital in the future, we do not know whether additional financing will be available on acceptable terms when needed. We may raise these funds through public or private equity offerings or debt financings or through corporate collaborations and licensing arrangements.

   If we raise additional capital by issuing equity securities, our existing stockholders' percentage ownership will be reduced and they may experience substantial dilution. Any equity securities issued may also provide for rights, preferences or privileges senior to holders of our common stock. If we raise additional funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to holders of our common stock and the terms of the debt securities issued could impose significant restrictions on our operations. If we raise additional funds through collaborations and licensing arrangements, we may be required to relinquish some rights to our technologies or drug candidates, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we may have to delay or may not be able to continue developing our drug candidates.

   If additional funds are required to operate our business, these funds may not be available on terms that we find favorable, if at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, develop products or technologies or otherwise respond to competitive pressures could be significantly delayed or limited and we may need to downsize or halt our operations.

 The drug candidates we are developing internally, including those we have licensed for commercial development, are at an early stage of development, and they may fail in later development or commercialization.

   Our most advanced compound, which is licensed to Centocor, is currently in Phase 1 clinical trials. All of the compounds that we are currently developing will require significant additional research, formulation and manufacturing process development, and pre-clinical and extensive clinical testing prior to regulatory approval and commercialization. Pre-clinical and clinical studies of our products under development may not display the safety and efficacy necessary to obtain regulatory approvals. Pharmaceutical and biotechnology companies have suffered significant setbacks in advanced clinical trials, even after experiencing promising results in earlier trials. Products that appear to be promising at early stages of development may not reach the market or be marketed successfully for a number of reasons, including the following:

  . researchers may find that the product is ineffective or has harmful side effects during later pre-clinical testing or clinical trials;

  . the product may fail to receive necessary regulatory approval or clearance;

  .  the product may be too difficult to manufacture on a large scale;

  .  the product may be too expensive to manufacture or market;

  .  the product may not achieve broad market acceptance;

  . others may hold proprietary rights that will prevent the product from being marketed; or

  .  others may market equivalent or superior products.

   We do not expect that we will make commercially available any products we are developing internally or in association with our collaborators for at least several years, if at all. We and our collaborators may not succeed in our research and product development efforts and we may not be able to launch any successfully commercialized products. Further, after commercial introduction of a new product, discovery of problems through adverse event reporting could result in restrictions on the product, including recall or withdrawal from the market and, in certain cases, civil or criminal penalties resulting from actions by regulatory authorities or damage from product liability judgments.

 We are developing and using new technologies, and if we are unable to successfully commercialize these technologies, we will not achieve profitability.

   Our DiscoverWorks technologies, in particular our DirectedDiversity and ThermoFluor technologies, represent a new and unproven approach to the identification and optimization of lead compounds with therapeutic potential. We have not used these technologies in the development of any compound that has reached the point of commercialization. The collaboration with Bristol-Myers Squibb Company represents the initial collaborative use of the entire DiscoverWorks set of technologies. In addition, although we began using the entire DiscoverWorks set of technologies in our internal programs in 1998, we did not use our ThermoFluor technology in our most advanced internal programs. Our technologies may not result in the successful identification, optimization or development of compounds that are safe or efficacious. Because the development of new pharmaceutical products is highly uncertain, our drug discovery technologies may not produce any commercially successful compounds. Failure to validate our technologies through the successful discovery of compounds that become commercialized would hinder our ability to license drug candidates developed by us internally and to market successfully our technologies and services.

   Historically, due to the highly proprietary nature of drug discovery and development efforts, and the desire to obtain maximum patent and other proprietary protection for their programs, other pharmaceutical and biotechnology companies have conducted molecular target screening and lead compound identification and optimization within their own internal research departments. To succeed, we must convince these companies that our technologies and capabilities justify retaining us to work on drug discovery programs on their behalf or the licensing by them of our technologies. Under the terms of a settlement agreement with Anadys Pharmaceuticals, Inc., formerly known as Scriptgen Pharmaceuticals, Inc., we acquired a limited license to Anadys' ATLAS (Any Target Liquid Affinity Screen) assay technology and Anadys was granted a limited license to the method claims of our ThermoFluor screening technology. Neither of these licenses was exclusive. The settlement agreement precludes us, until March 7, 2003, from using our ThermoFluor screening technology in the Hepatitis C Virus "infection" area as part of collaborative agreements or as part of our internal drug programs. In addition, the settlement agreement precludes us from using our ThermoFluor screening technology as part of more than one collaboration agreement in the area of "infection" until March 7, 2003, and such collaborative agreement must be limited to a maximum of three anti-viral targets. Our collaboration agreement with Bristol-Myers Squibb Company constitutes the one permitted collaboration agreement in the area of infection. The settlement with Anadys does not restrict use of our ThermoFluor screening technology for our internal drug discovery efforts, other than the limitation with respect to the Hepatitis C Virus "infection," or for purposes of collaborative agreements outside the area of "infection." Only two of our existing collaborations involve the use of our ThermoFluor screening technology. Our ability to succeed will depend upon the acceptance by potential collaborators of our systems, services and technologies as effective discovery tools.

   In addition, we may not be successful in our efforts to develop certain aspects of our technologies and, as a result, we may not be able to successfully commercialize these technologies. For example, if we are not successful in crystallizing or determining the 3-D structure of a drug-target GPCR, this would significantly limit the usefulness of our GPCR technology and might result in the commercial failure of this technology.

 If we do not update and enhance our technologies, they will become obsolete.

   Technological change occurs rapidly in the pharmaceutical market, and our future success will depend on our ability to update and enhance our technologies. Because DiscoverWorks integrates many technologies, we may find it difficult to stay abreast of the rapid changes in each of the areas that DiscoverWorks encompasses. If we fail to stay at the forefront of technological change we will be unable to compete effectively. In particular, our DirectedDiversity technology for optimizing the properties of lead compounds and our ThermoFluor technology for high-throughput screening involve areas where many companies are actively developing new technologies. Because the pharmaceutical and biotechnology industries currently perceive high-throughput screening and optimizing of lead compounds to represent critical bottlenecks in the discovery process, our competitors are using substantial resources to develop new technologies to reduce these bottlenecks. Accordingly, advances in existing technological approaches or our current or future competitors' development of different approaches may render our technologies obsolete.

 We are dependent on our collaborators, and our failure to successfully manage our existing and future collaborations and license arrangements could prevent us or our collaborators from developing and commercializing our products.

   Our strategy depends upon the maintenance of our existing collaborations and licensing arrangements as well as the formation of new collaborations and licensing arrangements, principally with pharmaceutical and biotechnology companies. We may fail to maintain our existing collaborations or licensing arrangements, or establish additional collaborative or licensing arrangements, on terms favorable to us. In addition, our current or future collaborations or licensing arrangements may not be successful or we may be unable to successfully manage these collaborations or licensing arrangements. As a result, we could become involved in disputes that might result in, among other things, a significant strain on our management resources, legal claims involving significant time and expense, a loss of capital and a loss of current or future collaborators. Several other factors could harm our present or future collaborations or licensing arrangements:

  . our failure to achieve our research and development objectives under our collaborative agreements;

  . the development of conflicts with our collaborators as to rights to intellectual property to technologies or product candidates either we or they develop;

  . our entry into additional collaboration agreements that potentially conflict with the business objectives of our collaborators;

  . the decision by our collaborators to become competitors of ours or enter into agreements with our competitors; or

  . the limit on the number of potential collaborators that results from further consolidation in our target markets.

   In addition, if we exclusively license any aspect of our technologies to one or more collaborators, we will limit our ability to license this technology to other parties. This may limit our ability to enter into future collaborations or licensing arrangements.

   Since we do not currently possess the resources necessary to complete development and commercialization of our internal drug candidates, we expect to rely on and continue to enter into licensing arrangements for the further development and commercialization of our drug candidates. These drug candidates will require significant pre-clinical and/or clinical development efforts, the receipt of the requisite regulatory approvals and the successful manufacturing and marketing of the drugs. With the exception of certain aspects of pre-clinical and early clinical development, we do not intend to perform any of these activities. A party to whom we license a drug candidate may not devote sufficient resources to the development, manufacture, marketing or sale of these products. We will have limited or no control over the resources that any third party may devote to our projects.

   Any of our present or future collaborators may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. In addition, we may dispute the application of payment provisions under any of our collaboration agreements. If we fail to enter into or maintain collaborative agreements, or if any of these events occur, we may not be able to commercialize our technologies or develop and commercialize our drug candidates.

 If our collaborators fail to advance compounds arising from the use of our technologies to develop and commercialize pharmaceutical products, our business will suffer.

   Our future revenue will depend in part on the realization of milestone payments and royalties, if any, triggered by our collaborators' successful development and commercialization of lead compounds identified through the use of our technologies or of lead compounds that we develop internally and license. The agreements with our collaborators do not obligate them to develop or commercialize lead compounds identified through the use of our technologies. Our development and commercialization of lead compounds will therefore depend not only on our and our collaborators' achievement of development objectives, but also on each collaborator's own financial, competitive, marketing and strategic considerations, such as the relative advantages of other companies' products, including relevant patent and proprietary positions. If a collaborator fails to develop or commercialize a lead compound identified through the use of our technologies, or if a compound that a collaborator develops is determined to be unsafe or of no therapeutic benefit, we will not receive any future milestone payments or royalties for that compound, and we may have only limited or no rights to independently develop and commercialize that compound.

 If the third-party expert clinical investigators and clinical research organizations we intend to rely on to conduct any of our future clinical trials do not perform in an acceptable or timely manner, our clinical trials could be delayed or unsuccessful.

   We do not have the ability to independently conduct clinical studies and obtain regulatory approvals for our drug candidates and, to the extent our collaborators do not perform these functions, we intend to rely on third-party expert clinical investigators and clinical research organizations to perform these functions. If we cannot locate, and enter into favorable agreements with, acceptable third parties, or if these third parties do not successfully carry out their contractual duties, meet expected deadlines and enrollment objectives and follow regulatory guidelines, including clinical laboratory and manufacturing guidelines, then we will not obtain required approvals and will be unable to commercialize our drug candidates on a timely basis, if at all.

 If we or our collaborators are unable to manufacture or contract with third parties to manufacture drug candidates in sufficient quantities and at an acceptable cost, we or our collaborators may be unable to complete clinical trials and commercialize these drug candidates.

   Our or our collaborators' completion of any pre-clinical trials for our drug candidates involving large quantities of chemical compounds, or any future clinical trials and commercialization of drug candidates, will require access to, or development of, facilities to manufacture a sufficient supply of our investigational drug candidates. We do not have the facilities or experience to manufacture the quantities of drug candidates necessary for any such trials or commercial purposes on our own and do not intend to develop or acquire facilities for the manufacture of such quantities of drug candidates in the foreseeable future. We currently intend, instead, to rely on third-party contract manufacturers.

   In addition, because we intend to license drug candidates for further development and commercialization, once a drug candidate is licensed, we must rely on our collaborators' abilities to manufacture, or have manufactured, the quantities necessary for further development and commercialization of these drug candidates.

   Our manufacturing strategy presents the following risks:

  . we, or our collaborators, may not be able to locate acceptable manufacturers or enter into favorable long-term agreements with them;

  . third parties may fail to successfully manufacture our drug candidates or to manufacture them in a cost effective and/or timely manner;

  . we have not tested the manufacturing processes for our drug candidates in quantities needed for clinical trials or commercial sales;

  . delays in scale-up to commercial quantities could delay clinical studies, regulatory submissions and commercialization of drug candidates;

  . we may not have intellectual property rights, or may have to share intellectual property rights, to many improvements in the manufacturing processes or new manufacturing processes for our drug candidates;

  . our drug candidates require a long lead time to manufacture and the manufacturing process is complex; and

  . manufacturers of our drug candidates are subject to the FDA's current Good Manufacturing Practices regulations, or cGMPs, and similar foreign standards and we and our collaborators do not have control over compliance with these regulations by third-party manufacturers.

   Any of these factors could delay clinical trials or commercialization of drug candidates developed and commercialized by us or by our collaborators, entail higher costs and result in us or our collaborators being unable to effectively sell any products.

 If we, or our collaborators, do not obtain and maintain required regulatory approvals, we will be unable to commercialize our product candidates.

   Regulation by governmental entities in the United States and other countries could impact the development, production and marketing of any pharmaceutical products that we or our collaborators develop. The nature and the extent to which such regulation may apply will vary depending on the nature of any such pharmaceutical products. In particular, the United States Food and Drug Administration, or FDA, and foreign regulatory authorities apply rigorous pre-clinical and clinical testing and other approval requirements to pharmaceutical products for use in humans and animals. Various federal and, in some cases, state statutes and regulations and similar statutes and regulations of foreign jurisdictions also govern or influence the manufacturing, safety, labeling, storage, recordkeeping, confidential patient information exchange, promotion, advertising, marketing and pricing relating to such pharmaceutical products. Companies spend a large amount of time and resources obtaining these approvals and complying with appropriate federal and foreign statutes and regulations. Both we and our collaborators may be unable to successfully complete the pre-clinical and clinical development of, and file new drug applications, or NDAs or BLAs, with the FDA for any drug candidate. In addition the FDA may not grant approval on a timely basis, if at all, for any drug candidate. Any failure by our collaborators or licensees to obtain, or any delay in obtaining, regulatory approval or non-patent market exclusivity could adversely affect our ability to receive milestone payments or royalty revenues. Even if our collaborators or licensees obtain FDA regulatory approvals, material changes to an approved product, such as manufacturing changes or additional labeling claims, require further FDA review and approval. Once obtained, the FDA may withdraw any approval. Further, if we, our collaborators, our contract research organizations or our contract manufacturers fail to comply with applicable FDA and other regulatory requirements at any stage during the regulatory process, the FDA may impose sanctions, including delays, warning letters, fines, product recalls or seizures, injunctions, refusal of the FDA to review pending market approval applications or supplements to approval applications, total or partial suspension of production, civil penalties, withdrawals of previously approved marketing applications, or criminal prosecutions. In addition, foreign regulatory requirements governing human and animal clinical trials and marketing approval for pharmaceutical products govern our and our collaborators' marketing outside the United States. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement may vary from country to country, adding to the overall expense of drug development.

 If we, or our collaborators, do not obtain adequate reimbursement, we will be unable to commercialize our product candidates.

   In both domestic and foreign markets, sales of our product candidates will depend in part upon the availability of reimbursement from third-party payors. Such third-party payors include government health administration authorities, managed care providers, private health insurers and other organizations. These third-party payors are increasingly challenging the price and examining the cost effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. We, or our collaborators, may need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of our products. Such studies may require us to provide a significant amount of resources. Our product candidates may not be considered cost-effective. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. Domestic and foreign governments continue to propose and pass legislation designed to reduce the cost of healthcare. Accordingly, legislation and regulations affecting the pricing of pharmaceuticals may change before our proposed products are approved for marketing. Adoption of such legislation could further limit reimbursement for pharmaceuticals. If the government and third-party payors fail to provide adequate coverage and reimbursement rates for our product candidates, the market acceptance of our products may be adversely affected. If our products do not receive market acceptance, our business, financial condition and results of operations will be materially adversely affected.

 If we are unable to build sales, marketing and distribution capabilities or enter into agreements with third parties to perform these functions, we will not be able to commercialize any of our drug candidates.

   We currently have no sales, marketing or distribution capabilities to commercialize our drug candidates. In order to commercialize any of our drug candidates, we must either internally develop sales, marketing and distribution capabilities or make arrangements with third parties to perform these services. We intend to rely for the foreseeable future on collaborations with licensees of our compounds to market any of our drug candidates which receive regulatory approvals in the future.

   To market any of our drug products directly, we would have to develop a marketing and sales force with technical expertise and supporting distribution capabilities and we may not be able to do so. To promote any of our drug products through third parties, we would have to locate acceptable third parties for these functions and enter into agreements with them on acceptable terms and we may not be able to do so. If we enter into co-promotion or other licensing arrangements, any product revenues would likely be lower than if we directly marketed and sold our products, and any revenues that we may receive would depend upon the efforts of third parties, which efforts may not be successful. If these third parties do not succeed in carrying out their contractual duties or do not meet expected deadlines, our sales would suffer and we might not be profitable.

 Our ability to compete in the market may decline if we do not adequately protect our proprietary technologies, or if we lose some of our intellectual property rights as a result of, or otherwise become involved in, expensive lawsuits or administrative proceedings.

   Our intellectual property consists of patents, copyrights, trade secrets, and trademarks. Our success depends in part on our ability to obtain patents and maintain adequate protection of our intellectual property for our technologies and products in the United States and other countries. We currently do not have any issued patents for any of our lead compounds for any of our internal programs and we may be unable to obtain any issued patents for any patent applications we have filed or may file in the future for such compounds.

   Our commercial success depends in part on avoiding infringing patents and proprietary rights of third parties and developing and maintaining a proprietary position with regard to our own technologies, products and business. The patent positions of pharmaceutical companies, including our patent position, involve complex legal and factual questions, and whether a company will be able to enforce its patent cannot always be predicted with certainty. Even if we obtain patents, we may lose them in part or in whole as a result of lawsuits or administrative proceedings, or competitors may otherwise challenge or circumvent them. We cannot be sure that relevant patents have not been issued, or that relevant publications or actions by others have not occurred, that could block our ability to obtain patents or to operate as we would like. Others may develop similar technologies or duplicate technologies to those that we have developed. We are aware of the existence of claims in a granted patent and published patent applications in some countries that, if valid and broadly construed, may block our ability to commercialize products or processes in those countries if we are unable to circumvent or license them. As to those patents that we have licensed, our rights depend on maintaining our obligations to the licensor under the applicable license agreement and we may be unable to do so.

   Extensive litigation regarding patents and other intellectual property rights characterizes our industry. Many companies have employed intellectual property litigation as a way to gain a competitive advantage. If we became involved in litigation or interference proceedings declared by the United States Patent and Trademark Office, or oppositions or other intellectual property proceedings outside of the United States, to defend our intellectual property rights or as a result of alleged infringement of the rights of others, we might have to spend significant amounts of time and money. We are aware of a significant number of patents and patent applications relating to our technologies filed by, or issued to, third parties. Should any of our competitors have filed patent applications or obtained patents that claim inventions that we also claim, we may have to participate in an interference proceeding to determine priority of invention and, thus, the right to a patent for these inventions or discoveries in the United States. We could incur substantial costs from such a proceeding even if the outcome is favorable. Even if successful on priority grounds, an interference may result in loss of claims based on patentability grounds raised in the interference. The litigation or proceedings could divert our management time and efforts. Even unsuccessful claims could result in significant legal fees and other expenses, diversion of management time and disruption in our business. Uncertainties resulting from initiation and continuation of any patent or related litigation could harm our ability to compete.

   An adverse ruling arising out of any intellectual property dispute, including but not limited to an adverse decision as to the priority of our inventions, would undercut or invalidate our intellectual property position. An adverse ruling could also subject us to significant liability for damages, prevent us from using processes or products, or require us to license disputed rights from third parties. Although patent and intellectual property disputes in the biotechnology area are often settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and could include ongoing royalties. We may not be able to obtain any necessary licenses on satisfactory terms, if at all.

   From time to time we have received letters from third parties suggesting that we may want to consider licensing patents held by such third parties. We believe that we have defenses to any infringement claim with respect to such patents. However, we cannot be certain that one or more of the third parties will not initiate litigation alleging that our technologies infringe claims of such patents or that a court would not find such claims valid and infringed.

   We have funded specific technologies with U.S. government grants. For instance, we developed our ThermoFluor screening technology using funds from a grant awarded by the National Institute for General Medical Sciences at the National Institutes of Health, and portions of our GPCR technology using funds from grants awarded by the National Institute for General Medical Sciences at the National Institutes of Health. We elected to retain title in these technologies, subject to a nonexclusive, nontransferable, irrevocable, paid-up license to the U.S. government to practice or have practiced for or on behalf of the government any technology developed with these funds.

 Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.

   In order to protect our proprietary technology and processes, we also rely in part on trade secret protection for our confidential and proprietary information. Our policy is to execute confidentiality agreements with our employees and consultants upon the commencement of an employment or consulting arrangement with us.

These agreements require that all confidential information that the individual develops or that we make known to the individual during the course of the individual's relationship with us be kept confidential and not disclosed to third parties. These agreements also provide that inventions that the individual conceives in the course of rendering services to us shall be our exclusive property. Such individual may, nonetheless, disclose proprietary information, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and we may be unable to meaningfully protect our trade secrets. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

 If our competitors develop and market drug discovery technologies or drug candidates faster than we do or that are superior to our drug discovery technologies or drug candidates, our commercial opportunities will be reduced or eliminated.

   We compete both in the markets for drug discovery technologies and services and the markets for pharmaceutical products. Our principal competitors are the internal drug discovery departments of our pharmaceutical company customers and potential customers. Many of our customers and potential customers have developed or acquired or are developing or are acquiring integrated drug discovery capabilities that use combinatorial chemistry (the science of modifying a central core structure by adding different chemical groups connected to the core at different positions), chemi-informatics software (software for handling chemistry data), structure-based drug design (the science of creating drug molecules from knowledge of the structural features of the site on the target protein at which drugs bind) and high-throughput screening. In addition, many of these companies have large collections of compounds that they have previously synthesized, purchased from chemical supply catalogs or obtained from other sources against which they may screen new targets.

   We also compete with biotechnology and drug discovery services companies, academic and scientific institutions, governmental agencies, and public and private research organizations. Our technology platform integrates many technologies, including combinatorial chemistry, chemi-informatics software, structure-based drug design and high-throughput screening. We face competition based on numerous factors, including size, diversity and ease of use of compound libraries, speed and cost of identifying and optimizing potential lead compounds and patent position, from companies offering one or more technology components of the discovery process. These entities compete with us either on their own or in collaborations.

   While we believe that our integration of proprietary technologies for drug discovery provides us with a competitive advantage over many of our competitors, we expect that many of our competitors will seek to integrate and improve their technologies to provide discovery capabilities similar or superior to those provided by us.

   For drug candidates developed internally which we seek to license, we face, and will continue to face, intense competition from organizations such as large pharmaceutical and biotechnology companies. Competition with any of the programs in our internal drug discovery pipeline may arise from current or future drug candidates in the same therapeutic class or other classes of therapeutic agents or other methods of preventing or reducing the incidence of disease. Any drug candidate that is successfully developed may compete with existing therapies that have long histories of safe and effective use.

   Due to perceived shortcomings of available agents and the large market potential, competition to develop a safe, orally active antithrombotic agent (an agent which inhibits the formation of blood clots) is intense, with many discovery programs in process. In addition, our orally active urokinase inhibitor for the inhibition of cancer metastasis (development of secondary tumors in other organs of the body during the spread of cancer) and tumor angiogenesis (development of new blood vessels that allow the further growth of tumors) and for cardiovascular indications faces competition from a number of agents and approaches currently under development.

   Our other research programs in small molecule drug discovery also face strong competition. Many other companies are working in these areas and they may achieve earlier or greater success than we may be able to achieve.

   Our current and anticipated future research programs that focus on the discovery of small molecule drugs that target GPCRs are also in a highly competitive area. Most major pharmaceutical companies have extensive drug discovery programs that target one or more GPCRs, and many biotechnology companies have developed proprietary positions for particular GPCR receptors or screening technologies.

   Most of our competitors, either alone, or together with their collaborators, have substantially greater research and development capabilities and financial, scientific, operational, marketing and sales resources than we do, as well as significantly more experience in research and development, clinical trials, regulatory matters, manufacturing, marketing and sales. These competitors and other companies may have already developed or may in the future develop new technologies or products that compete with ours or which could render our technologies and products obsolete. In addition, our competitors may succeed in obtaining broader patent protection, receiving FDA approval for products or developing and commercializing products or technologies before us. We also compete with these organizations in recruiting and retaining qualified scientific and management personnel.

 If we lose our key personnel or are unable to attract and retain qualified personnel as necessary, it could delay our product development programs and harm our research and development efforts.

   We are highly dependent on the principal members of our scientific and management staff, including David C. U'Prichard, our Chief Executive Officer, and F. Raymond Salemme, our President and Chief Scientific Officer. If we lose the services of one or more of these persons, we may be unable to achieve our business objectives. Our future success also will depend in part on the continued service of our other key scientific, software, engineering and management personnel and our ability to identify, hire and retain additional personnel. We have maintained key area life insurance on Dr. Salemme since the Company's inception in 1993, but we do not maintain key area life insurance on any of our other employees. Intense competition exists for qualified personnel in the areas of our activities, and we may not be able to continue to attract and retain such personnel necessary for the development of our business. All of our key employees are required to sign non-competition agreements with us. Failure to attract and retain key personnel could have a material adverse effect on our business, financial condition and results of operations.

 We are experiencing a period of significant expansion of personnel and space demands which could delay our product development programs and harm our research and development efforts.

   We are increasing the size of our staff at a significant rate, with the addition of approximately 100 employees planned during the remainder of 2001. As a result, we will face increasing needs for space and the challenge of managing the business in multiple locations. These needs and challenges will place demands on our management, information technology and other support functions, which may, from time to time, cause delays in our product development programs and diminish the results of our research and development efforts.

 We expect that our quarterly results of operations will fluctuate, and this fluctuation could cause our stock price to decline, causing investor losses.

   To date, substantially all of our revenue has been from corporate collaborations, license agreements and government grants. We expect that a significant portion of our revenues for the foreseeable future will be comprised of this funding as well as milestone payments. The timing of revenue in the future will depend largely upon the signing and terms of collaborative research and development or technology licensing agreements or the licensing of drug candidates for further development and the recognition of fees, milestone payments and royalty revenues from these agreements. In any one fiscal quarter we may receive multiple or no payments from our collaborators. Although we recognize certain revenue under our collaborations and some licenses over the life of the contract, operating results may vary from quarter to quarter. Revenue for any given period may be greater or less than revenue in the immediately preceding period or in the comparable period of the prior year. Our operating results may also fluctuate due to other factors, including the following:

  .  termination of collaborations and licensing arrangements;

  . the ability and willingness of collaborators to develop and commercialize milestone and royalty-bearing products within expected timelines and the resulting demand for any commercialized products;

  . our ability to enter into new collaborative agreements, or to extend the terms of our existing collaborative agreements, and the terms of any agreement of this type;

  . our ability or that of our collaborators to successfully satisfy all pertinent regulatory requirements;

  . the level of our expenditures on research and development and the level of other operating expenses; and

  . general and industry specific economic conditions, which may affect our collaborators' research and development expenditures.

   If revenue declines or does not grow as anticipated due to the expiration of collaborative agreements, failure to obtain new agreements or grants, lower-than-expected milestone or royalty payments or other factors, we may not be able to correspondingly reduce our operating expenses. A large portion of our expenses, including expenses for facilities, equipment and personnel, are committed and growing. Failure to achieve anticipated levels of revenue could therefore significantly harm our operating results for a particular fiscal period.

   Due to the possibility of fluctuations in our revenue and our anticipated increasing expenses, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. Our operating results in some quarters may not meet the expectations of stock market analysts and investors. In that case, our stock price may decline.

 If we use or our collaborators use biological and hazardous materials in a manner that causes injury, we may be liable for damages.

   Both we and our collaborators conduct research and development activities which involve the controlled use of potentially harmful biological materials as well as hazardous materials, chemicals and various radioactive compounds. We use a wide range of solvents and other chemicals in order to discover new drug candidates. We also generate biological waste products such as bacterial cells and analyzed blood products during drug discovery programs. In addition, several of our biological studies use small quantities of radioactive isotopes of hydrogen, iodine, carbon, sulfur and phosphorus. We cannot completely eliminate the risk of accidental contamination or injury from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for damages that result, and any liability could exceed our resources. We do not have liability insurance coverage for contamination or injury. We also do not have mass tort insurance coverage or environmental insurance coverage. The cost of compliance with Federal and local regulatory requirements with respect to the use, monitoring and disposal of chemical and biological waste products could be significant.

 We may be sued for product liability.

   Because we are involved in the drug discovery process, our business exposes us to potential product liability risks, when and if drug candidates are commercialized. We may not be able to avoid product liability claims. Product liability insurance for the pharmaceutical industry is generally expensive, if it is available at all. If we are unable to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims, we may be unable to commercialize our product candidates. We currently maintain products/professional liability insurance with coverage which we believe is customary and appropriate for businesses such as that of the Company. If a plaintiff brings a successful product liability claim against us in excess of our insurance coverage, if any, we may incur substantial liabilities and our business may fail.

 If we engage in any acquisition or business combination, we will incur a variety of risks that could adversely affect our business operations.

   We generally consider and will continue to consider strategic business initiatives intended to further the development of our business, including acquiring businesses, technologies and products and entering into business combinations with other companies. If we do pursue one or more of these strategic initiatives, we could, among other things:

  . issue equity securities that would dilute current stockholders' percentage ownership, incur substantial debt, or both;

  . spend substantial operational, financial and management resources in integrating new businesses, technologies and products;

  .  assume substantial actual or contingent liabilities; or

  . merge, or otherwise enter into a business combination with, another company in which our stockholders would receive cash or shares of the other company, or a combination of both. In such case, many stockholders may disagree with the terms of such business combination or may view the sufficiency of the consideration to be received to be inadequate, or both.

   In addition, any future acquisitions or business combinations might negatively impact our business relations with a collaborator and could lead to a termination of our agreement with that collaborator.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

   Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuating interest expense is limited to our capital lease obligations, the underlying interest rates of which are closely tied to market rates, and our investments in interest rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We seek to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We seek to minimize the risk of default by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest rate sensitive financial instruments at December 31, 1998, December 31, 1999 or December 31, 2000. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase our interest expense.

Item 8. Financial Statements and Supplementary Data

                         INDEX TO FINANCIAL STATEMENTS

                      3-DIMENSIONAL PHARMACEUTICALS, INC.

                                    CONTENTS

                                                                           Page
                                                                           ----
Financial Statements

  Independent auditors' report............................................  45

  Balance sheets as of December 31, 2000 and 1999.........................  46

  Statements of operations for the years ended December 31, 2000, 1999 and
   1998...................................................................  47

  Statements of changes in stockholders' equity (deficiency) for the years ended December 31, 2000, 1999 and 1998.................................  48

  Statements of cash flows for the years ended December 31, 2000, 1999 and
   1998...................................................................  49

  Notes to financial statements...........................................  50

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
3-Dimensional Pharmaceuticals, Inc.
Exton, Pennsylvania

   We have audited the accompanying balance sheets of 3-Dimensional Pharmaceuticals, Inc. as of December 31, 2000 and 1999, and the related statements of operations, changes in stockholders' equity (deficiency) and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 3-Dimensional Pharmaceuticals, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

                                          Richard A. Eisner & Company, LLP

New York, New York
February 7, 2001

                      3-DIMENSIONAL PHARMACEUTICALS, INC.

                                 BALANCE SHEETS

                                                          December 31,
                                                    --------------------------
                                                        2000          1999
                                                    ------------  ------------
                      ASSETS
                      ------
Current assets:
  Cash and cash equivalents........................ $114,557,000  $  7,645,000
  Prepaid expenses and other current assets........      977,000       337,000
                                                    ------------  ------------
    Total current assets...........................  115,534,000     7,982,000
Property and equipment, net........................    5,508,000     4,314,000
Other assets.......................................    2,202,000       184,000
                                                    ------------  ------------
                                                    $123,244,000  $ 12,480,000
                                                    ============  ============
 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Accounts payable and accrued expenses............ $  3,193,000  $  2,737,000
  Current portion of deferred income...............    7,385,000       888,000
  Current portion of long-term debt................    1,209,000     1,139,000
  Current portion of settlement accrual............      500,000     1,000,000
                                                    ------------  ------------
    Total current liabilities......................   12,287,000     5,764,000
Notes payable-dividends and accrued interest.......                    685,000
Deferred income, less current portion..............    9,619,000
Long-term debt, less current portion...............    1,315,000     2,330,000
Convertible notes payable and accrued interest.....                 10,115,000
Settlement accrual, less current portion...........                    500,000
                                                    ------------  ------------
                                                      23,221,000    19,394,000
                                                    ------------  ------------
Commitments
Redeemable convertible Series A preferred stock-
 $.001 par value; 35,136,963 shares authorized and
 25,325,240 outstanding at December 31, 1999
 (aggregate liquidating preference of
 $35,004,474)......................................                 34,834,000
                                                                  ------------
Stockholders' equity (deficiency):
  Convertible preferred stock-$.001 par value:
   5,000,000 and 6,000,000 shares authorized in
   aggregate, none and 1,400,000 outstanding at
   December 31, 2000 and 1999, respectively
   (aggregate liquidating preference of $3,250,000
   at December 31, 1999)...........................                      1,000
  Common stock-$.001 par value; 45,000,000 and
   15,994,613 shares authorized, 21,385,798 and
   745,418 shares outstanding at December 31, 2000
   and 1999, respectively..........................       21,000         1,000
  Additional paid-in capital.......................  157,223,000     3,429,000
  Notes receivable from officers...................     (390,000)      (70,000)
  Deferred compensation............................   (3,570,000)
  Accumulated deficit..............................  (53,261,000)  (45,109,000)
                                                    ------------  ------------
    Total stockholders' equity (deficiency)........  100,023,000   (41,748,000)
                                                    ------------  ------------
                                                    $123,244,000  $ 12,480,000
                                                    ============  ============

                       See notes to financial statements

                      3-DIMENSIONAL PHARMACEUTICALS, INC.

                            STATEMENTS OF OPERATIONS

                                            Year Ended December 31,
                                     ----------------------------------------
                                         2000          1999          1998
                                     ------------  ------------  ------------
Grant and research revenue.......... $ 12,409,000  $  4,489,000  $  5,095,000
                                     ------------  ------------  ------------
Costs and expenses:
  Research and development..........   14,562,000    12,136,000    10,984,000
  General and administrative........    8,652,000     6,525,000     4,458,000
  Litigation settlement.............                  1,500,000
                                     ------------  ------------  ------------
                                       23,214,000    20,161,000    15,442,000
                                     ------------  ------------  ------------
Loss from operations................  (10,805,000)  (15,672,000)  (10,347,000)
Interest income.....................    3,458,000       328,000       868,000
Interest expense....................     (646,000)     (625,000)     (232,000)
                                     ------------  ------------  ------------
Loss before income taxes............   (7,993,000)  (15,969,000)   (9,711,000)
Provision for income taxes..........      159,000
                                     ------------  ------------  ------------
Net loss............................   (8,152,000)  (15,969,000)   (9,711,000)
Declared and accrued cumulative
 dividends on
 preferred stock....................     (396,000)     (669,000)     (144,000)
                                     ------------  ------------  ------------
Net loss applicable to common
 stock.............................. $ (8,548,000) $(16,638,000) $ (9,855,000)
                                     ============  ============  ============
Basic and diluted net loss per
 common share-historical............ $      (0.97) $     (27.37) $     (22.20)
                                     ============  ============  ============
Weighted average common shares
 outstanding-historical.............    8,778,000       608,000       444,000
                                     ============  ============  ============
Basic and diluted net loss per
 common share-proforma.............. $      (0.52) $      (1.57)
                                     ============  ============
Weighted average common shares
 outstanding-proforma...............   15,663,000    10,198,000
                                     ============  ============


                       See notes to financial statements

                      3-DIMENSIONAL PHARMACEUTICALS, INC

          STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                   Preferred Stock       Common Stock                     Notes                                     Total
                  ------------------  -------------------  Additional   Receivable                              Stockholders'
                               Par                  Par     Paid-in        From       Deferred    Accumulated       Equity
                    Shares    Value     Shares     Value    Capital      Officers   Compensation    Deficit      (Deficiency)
                  ----------  ------  ----------  ------- ------------  ----------  ------------  ------------  -------------
Balance-December
31, 1997........   1,400,000  $1,000     811,284  $ 1,000 $  3,976,000  $(251,000)                $(19,429,000) $(15,702,000)
Common stock
issued pursuant
to exercise of
stock options
and stock
grants..........                         105,790                93,000                                                93,000
Common stock
reacquired......                        (183,095)             (116,000)    67,000                                    (49,000)
Dividend
declared on
Series A-1
preferred.......                                              (144,000)                                             (144,000)
Compensation
charge in
connection with
acceleration of
vesting terms on
restricted
shares and
options.........                                                66,000                                                66,000
Forgiveness of
loans made to
officers........                                                           63,000                                     63,000
Net loss for the
year............                                                                                    (9,711,000)   (9,711,000)
                  ----------  ------  ----------  ------- ------------  ---------   -----------   ------------  ------------
Balance-December
31, 1998........   1,400,000   1,000     733,979    1,000    3,875,000   (121,000)                 (29,140,000)  (25,384,000)
Common stock
issued pursuant
to exercise of
stock options...                          11,439                11,000                                                11,000
Value of options
issued to
consultants.....                                                18,000                                                18,000
Value of
warrants issued
in connection
with bridge
loan............                                                26,000                                                26,000
Dividend
declared on
Series A-1
preferred.......                                              (501,000)                                             (501,000)
Forgiveness of
loans made to
officers........                                                           51,000                                     51,000
Net loss for the
year............                                                                                   (15,969,000)  (15,969,000)
                  ----------  ------  ----------  ------- ------------  ---------   -----------   ------------  ------------
Balance-December
31, 1999........   1,400,000   1,000     745,418    1,000    3,429,000    (70,000)                 (45,109,000)  (41,748,000)
Common stock
issued pursuant
to exercise of
stock options,
warrants and
stock grants....                         622,010             1,605,000   (521,000)                                 1,084,000
Common stock
issued pursuant
to cashless
exercise of
warrants........                       1,017,230    1,000       (1,000)
Issuance of
Series D
preferred stock,
net of offering
costs of
$24,000.........     625,000   1,000                         4,976,000                                             4,977,000
Common stock
issued pursuant
to initial
public offering,
net of offering
costs of
$7,362,500......                       5,750,000    6,000   78,882,000                                            78,888,000
Conversion of
convertible
preferred
stock...........  (2,025,000) (2,000)    723,214    1,000        1,000
Conversion of
redeemable
preferred
stock...........                      12,463,389   12,000   63,523,000                                            63,535,000
Conversion of
notes payable--
dividends and
accrued
interest........                          71,234             1,068,000                                             1,068,000
Dividends
declared on
Series A-1
preferred.......                                              (563,000)                                             (563,000)
Value of options
issued to
consultants.....                                               392,000                                               392,000
Deferred
compensation
charge in
connection with
option grants...                                             3,983,000              $(3,983,000)
Forfeiture of
options subject
to deferred
compensation....                                               (53,000)                  53,000
Deferred
compensation
expense.........                                                                        360,000                      360,000
Common stock
reacquired......                          (6,697)              (19,000)    19,000
Forgiveness of
loans made to
officers........                                                          182,000                                    182,000
Net loss for the
year............                                                                                    (8,152,000)   (8,152,000)
                  ----------  ------  ----------  ------- ------------  ---------   -----------   ------------  ------------
Balance-December
31, 2000........           0  $    0  21,385,798  $21,000 $157,223,000  $(390,000)  $(3,570,000)  $(53,261,000) $100,023,000
                  ==========  ======  ==========  ======= ============  =========   ===========   ============  ============

                       See notes to financial statements

                      3-DIMENSIONAL PHARMACEUTICALS, INC.

                            STATEMENTS OF CASH FLOWS

                                              Year Ended December 31,
                                       ---------------------------------------
                                           2000          1999         1998
                                       ------------  ------------  -----------
Cash flows from operating activities:
Net loss.............................  $ (8,152,000) $(15,969,000) $(9,711,000)
Adjustments to reconcile net loss to
 net cash provided by (used in)
 operating activities:
  Depreciation and amortization......     1,922,000     1,565,000    1,486,000
  Amortization of premium of short-
   term investments..................                      19,000       62,000
  Accretion of interest on discounted
   note payable......................        26,000
  Compensation charge in connection
   with acceleration of vesting of
   options and stock and other.......       201,000        51,000      129,000
  Compensation paid with options and
   warrants..........................       752,000        44,000
Interest paid with common stock......        49,000
Interest paid with preferred stock...       239,000
Changes in:
  Other assets.......................    (1,899,000)      260,000      195,000
  Accounts payable and accrued
   expenses..........................       454,000     1,620,000      106,000
  Settlement accrual.................    (1,000,000)    1,500,000
  Deferred income....................    16,116,000       345,000     (675,000)
                                       ------------  ------------  -----------
     Net cash provided by (used in)
      operating activities...........     8,708,000   (10,565,000)  (8,408,000)
                                       ------------  ------------  -----------
Cash flows from investing activities:
  Purchase of investment securities..                               (8,334,000)
  Sale and maturities of investment
   securities........................                   7,267,000    7,500,000
  Acquisition of subsidiary, net of
   $25,000 cash acquired.............                      (5,000)
  Capital expenditures...............    (3,469,000)     (278,000)  (3,999,000)
                                       ------------  ------------  -----------
     Net cash provided by (used in)
      investing activities...........    (3,469,000)    6,984,000   (4,833,000)
                                       ------------  ------------  -----------
Cash flows from financing activities:
  Proceeds from sale of stock........   102,212,000                 10,372,000
  Proceeds from exercise of options
   and warrants......................     1,068,000        11,000      118,000
  Dividends paid on Series A-1
   preferred stock...................      (229,000)
  Payment for stock repurchased......                                  (49,000)
  Proceeds from issuance of long-term
   debt and notes payable............                                3,924,000
  Proceeds from issuance of short-
   term debt.........................                  10,000,000
  Reduction of long-term debt and
   notes payable.....................    (1,378,000)   (1,224,000)  (1,123,000)
                                       ------------  ------------  -----------
     Net cash provided by financing
      activities.....................   101,673,000     8,787,000   13,242,000
                                       ------------  ------------  -----------
Net increase in cash and cash
 equivalents.........................   106,912,000     5,206,000        1,000
Cash and cash equivalents-beginning
 of year.............................     7,645,000     2,439,000    2,438,000
                                       ------------  ------------  -----------
Cash and cash equivalents-end of
 year................................  $114,557,000  $  7,645,000  $ 2,439,000
                                       ============  ============  ===========
Supplemental disclosures of cash flow
 information:
  Cash paid for interest.............  $    331,000  $    446,000  $   232,000
  Noncash investing and financing
   activities:
   Equipment purchased under capital
    leases...........................                $    390,000
   Dividend declared, paid through
    issuance of notes ...............                $    501,000  $   144,000
   Note receivable exchanged for
    common stock.....................  $    521,000
   Notes payable (including interest
    due of $89,000) exchanged for
    common stock.....................  $  1,068,000
   Notes payable (including interest
    due of $353,000) exchanged for
    redeemable preferred stock.......  $ 10,353,000
   Conversion of redeemable and
    convertible preferred stock to
    common stock.....................  $ 71,751,000

                       See notes to financial statements

                      3-DIMENSIONAL PHARMACEUTICALS, INC.

                         NOTES TO FINANCIAL STATEMENTS

                           December 31, 2000 and 1999

NOTE A--DESCRIPTION OF BUSINESS

   3-Dimensional Pharmaceuticals, Inc. (the "Company") is a drug discovery company that has developed an integrated set of proprietary technologies for the cost-effective discovery of small molecule pharmaceuticals. The Company is using its technologies both to assist collaborators in discovering drug candidates, and to discover and develop its own drug candidates, which it intends to license at the pre-clinical or early-clinical stage.

   The Company has incurred net losses since inception in 1993 and may incur additional losses for at least the next several years. Through December 31, 2000, substantially all of the Company's revenue has been derived from corporate collaborations, license agreements and government grants. The Company expects that substantially all of its revenue for the foreseeable future will result from payments from these sources, from the outlicensing of technologies and of internally developed pre-clinical and clinical drug candidates and from interest income. The Company expects to spend significant amounts to enhance its drug discovery technologies and to fund research and development of its internal pipeline of drug candidates. Through December 31, 2000, the Company's technologies have not been used in the development of any compound that has reached the point of commercialization. In order to achieve profitability the Company must continue to develop products and technologies from which it can derive revenue, including through existing and future collaborations.

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 [1] Principles of consolidation

   The financial statements at December 31, 2000 and 1999 include the accounts of the Company and its wholly-owned subsidiary which was acquired in 1999 for approximately $30,000 (including cost of acquisition). The subsidiary is an inactive entity incorporated in Germany, which had cash of $25,000 and no liabilities at the date of acquisition. All intercompany balances have been eliminated in consolidation. Financial statements for 1998 include only the accounts of the Company as it had no subsidiaries during such year.

 [2] Cash and cash equivalents:

   The Company considers all highly liquid investment instruments purchased with a maturity of three months or less to be cash equivalents. As of December 31, 2000, cash equivalents amounted to $113,713,000 in a money market account, which is invested principally in U.S. and U.S. Government agency securities. The Company has established guidelines regarding diversification of its investments and their maturities, which should maintain safety and liquidity. The Company has not experienced any losses on its investments.

 [3] Property and equipment:

   Property and equipment are recorded at cost and depreciated using the straight-line method over estimated useful lives of two to five years. Equipment acquired under capital lease agreements is amortized over the term of the lease. Leasehold improvements are amortized over the lesser of the economic useful life of the improvement or the term of the lease.


 [4] Revenue recognition:

   Revenue from corporate collaborations is recognized over the period that the Company performs research and development activities under the terms of the agreements. Such revenue includes periodic payments for research and development activities and related nonrefundable up-front technology access fees and/or

                      3-DIMENSIONAL PHARMACEUTICALS, INC.

technology or software licensing fees. Revenue from nonrefundable up-front fees for the licensing of technology, products or software under agreements which do not require the Company to perform research or development activities or other significant future performance obligations is recognized at the time the agreement is executed or the software is delivered. Revenue resulting from the achievement of milestone events stipulated in the agreements is recognized when the milestone is achieved. Up-front fees and other amounts received in excess of revenue recognized are recorded as deferred income.

   In the year ended December 31, 1999, the Company, in connection with its initial public offering, changed its method of recognizing revenue with respect to nonrefundable up-front fees received under corporate collaboration research agreements to the method described above to conform with the requirements of an accounting bulletin on revenue recognition issued by the staff of the Securities and Exchange Commission in December 1999 and retroactively restated its prior years financial statements to reflect the application of the new method. Prior to the change, the Company recognized revenue from such fees upon the execution of the agreement.

 [5] Research and development:

   Research and development costs are expensed as incurred.

 [6] Accounting for stock-based compensation:

   The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which establishes a fair value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123, which requires disclosure of the pro forma effects on net loss and net loss per share as if stock-based employee compensation was measured under SFAS No. 123, as well as certain other information. The Company accounts for stock-based compensation to non-employees using the fair value method in accordance with SFAS No. 123. The Company has recognized deferred stock compensation related to certain stock option grants (see Note J).

 [7] Use of estimates:

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

 [8] Per share data:

   Historical basic and diluted net loss per common share is computed by dividing the net loss increased by declared and accrued cumulative dividends on the Series A-1 preferred stock for the period by the weighted average number of common shares outstanding during the period after giving retroactive effect to the 1 for 2.8 reverse stock split effective in July 2000, exclusive of outstanding shares of common stock which are subject to repurchase and are nonvested. As their effects would be anti-dilutive, shares of common stock issuable upon conversion of preferred stock (for the periods prior to conversion) and exercise of outstanding options and warrants as well as outstanding common shares which are nonvested during the periods were not included in

                      3-DIMENSIONAL PHARMACEUTICALS, INC.

computing diluted net loss per common share. Securities and the related number of common shares not included in the diluted computation for the year ended December 31, 2000 that could potentially dilute basic earnings per share, if any, in the future are as follows:

                                                              Dilutive Potential
                                                               Common Shares *
                                                              ------------------
   Preferred stock (see below)...............................      6,858,000
   Options...................................................      2,115,000
   Warrants..................................................      1,531,000
   Common stock--subject to repurchase.......................        179,000
                                                                  ----------
                                                                  10,683,000
                                                                  ==========

--------
* Includes weighted average shares for period prior to conversion and exercise.

   The preferred stock automatically converted into common stock on a 1 for .36 basis and certain nonvested common stock automatically became vested upon completion of the initial public offering of the Company's common stock in August 2000. Accordingly, pro forma basic and diluted net loss per common share has been calculated by dividing net loss by the weighted average outstanding common shares as if the preferred stock were converted into common stock, and certain nonvested common stock was vested, as of the original date of issuance.

 [9] Comprehensive loss:

   Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" requires the reporting of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. The Company had no such other comprehensive items to report.

NOTE C--CERTAIN RESEARCH AND COLLABORATION AGREEMENTS

   In December 1997, the Company entered into a research collaboration with Heska Corporation to assist in the discovery and development of new veterinary therapeutic agents. The agreement originally had a two year research term which was extended until it terminated in July 2000. The Company received up-front payments and research funding aggregating approximately $2.7 million. In addition, the Company could receive milestone payments of up to $10.5 million, depending on whether stipulated milestones are met, for the first product developed and could receive additional milestone payments if subsequent products are developed. In addition, the Company will receive royalties on sales of resulting products.

   In October 1998, the Company entered into a collaborative research and license agreement with the Agricultural Products Division of E.I. DuPont de Nemours ("DuPont"), which allows DuPont to utilize the Company's DirectedDiversity technology to develop and refine agrochemicals. As of December 31, 2000, the Company has received up-front license fees and milestone payments of $0.7 million and is eligible to receive additional technology licensing fees during the term of the collaboration. The Company could also receive milestone payments aggregating up to $3.7 million depending on whether stipulated milestones are met and depending on the Company's level of contribution to the optimization of the compound. In addition, the Company will receive royalties on the sales of any resulting products.

   In October 1999, the Company entered into a research collaboration and license agreement with AgrEvo GmbH, now part of Aventis CropScience GmbH under which the Company will utilize its DirectedDiversity technology in the discovery of compounds applicable to plant and pest management and animal health. The

                      3-DIMENSIONAL PHARMACEUTICALS, INC.

initial term of the agreement is for two years. As of December 31, 2000, the Company has received upfront payments, payment for delivery of compounds and research funding of approximately $2.2 million and is eligible to receive additional fees for research and development funding and license fees totaling $1.3 million. The Company could receive milestone payments of up to $1.75 million, depending on whether stipulated milestones are met, for each compound developed. The Company will also receive royalties on sales of resulting products.

   In December 1999, the Company entered into a collaboration with Boehringer Ingelheim Pharmaceuticals, Inc. ("BIPI") to use its DirectedDiversity technology to assist BIPI in the discovery of new drugs for specific biological targets in humans. The initial term of the collaboration is two years. As of December 31, 2000, the Company has received upfront fees and research funding aggregating approximately $2.3 million and will receive additional committed research funding of approximately $1.0 million over the initial term of the collaboration. The Company could also receive milestone payments of up to $2.4 million, depending on whether stipulated milestones are met, for the first product developed and is eligible to receive additional milestone payments if subsequent products are developed. The Company is also entitled to receive royalties on the sales of resulting products.

   In February 2000, the Company entered into a collaboration with DuPont Pharmaceuticals Company ("DuPont Pharmaceuticals") under which the Company would utilize its DirectedDiversity technology to develop new drugs for specific biological targets. As of December 31, 2000, the Company has received upfront fees and research funding aggregating approximately $1.3 million and will receive additional committed research funding of approximately $1.0 million through December 31, 2001, the end of the initial research term of the collaboration. The Company could also receive milestone payments of up to $6 million, depending on whether stipulated milestones are met, for the first product developed and could receive additional milestone payments if subsequent products are developed. The Company is also entitled to royalty payments on any resulting products. The Company also granted DuPont Pharmaceuticals a non-exclusive site license under the Company's DirectedDiversity patents in support of their internal and collaborative research programs.

   In March 2000, the Company was awarded and commenced a research project in which it was the recipient of a two-year Small Business Innovative Research ("SBIR") Award totaling up to $1 million. The SBIR is sponsored by the National Institutes of Health.

   In May 2000, the Company entered into a license and research agreement with Schering AG, Germany, in which Schering AG obtained, for human therapeutic uses, exclusive worldwide rights to the Company's urokinase inhibitor compounds. During the initial two-year research and development term, the Company is to receive payments for research funding totaling $5 million, of which $1.6 million was received by December 31, 2000. In addition, the Company is eligible to receive milestone payments of up to approximately $23 million, depending on whether stipulated milestones are met, for the first product developed in a therapeutic area and future milestone payments for additional therapeutic areas and royalties on the sales of resulting products. In connection with the agreement, an affiliate of Schering AG made a $5 million equity investment consisting of 625,000 shares of Series D preferred stock at $8.00 per share.

   In July 2000, the Company entered into a collaboration with Bristol-Myers Squibb Company ("BMS") under which the Company will use its DiscoverWorks technologies to assist BMS in the discovery and development of new human drugs for specific biological targets. In the initial three-year term of the research collaboration, BMS will supply at least 30 biological targets and the Company will create chemical libraries and screen such libraries against these targets. BMS may terminate research activities with 90 days notice, without cause, but must pay any remaining research funding during the initial research term or one-half of the remaining research funding during any extended term. Following the end of the initial research or any extended

                      3-DIMENSIONAL PHARMACEUTICALS, INC.

research term, either party may terminate the agreement on 30 days notice if no compound is being optimized or developed under the collaborative agreement. Otherwise, the agreement will remain in effect for ten years from the first commercial sale of a product identified from the research program or until the expiration of patent rights relating to such product. The Company received upfront licensing and technology access fees amounting to $19.0 million through December 31, 2000, net of a $4.5 million refund resulting from a modification of the agreement, and research funding of $14.4 million has been committed over the first three years of the collaboration of which $1.3 million was received by December 31, 2000. In addition, the Company will receive milestone payments through the clinical development stages, and royalty payments on sales of any resulting products, with the amount at each level determined based on the Company's involvement in the related optimization and development activities. For each compound, depending on whether all pre-clinical and clinical milestones are met and depending on the Company's contribution to the development of the compound, the Company could receive milestone payments aggregating up to between $4.5 million and $15 million. In addition, BMS also has committed to purchase seven ThermoFluor instruments, which are scheduled for delivery in 2001.

   In December 2000, the Company entered into an agreement with Centocor, Inc., a subsidiary of Johnson & Johnson, under which Centocor acquired worldwide rights to the Company's orally active direct thrombin inhibitor program. Centocor is responsible for development and worldwide commercialization of all compounds under the agreement. For the deep vein thrombosis indication, the Company has an option to co-develop and co-promote with Centocor in the United States. Under the agreement, the Company received an upfront cash payment of $6 million from Centocor in January 2001 and could also receive milestone payments of up to $44 million based on the achievement of certain milestones for the first compound developed and approved under the agreement. During the initial two-year research term the contract provides that the Company will receive payments for research funding totaling $1.65 million. In addition, the Company is entitled to receive royalties on sales of any products marketed under the agreement.

   All revenue from research and collaboration agreements is earned from activities performed in the United States. Revenue from foreign corporate collaborators (based on the location of the collaborator) comprised 30%, 23% and 17% of total collaboration revenues for the years ended December 31, 2000, 1999 and 1998, respectively.

   For the year ended December 31, 2000, four research and development collaborators accounted for 82% of collaboration revenues. For the years ended December 31, 1999 and 1998, three research and development collaborators accounted for 88% and 94% of collaboration revenues, respectively.

NOTE D--PROPERTY AND EQUIPMENT

   Property and equipment, all of which are located in the United States, is summarized as follows:

                                                            December 31,
                                                        ---------------------
                                                           2000       1999
                                                        ---------- ----------
   Laboratory equipment, computer software and office
    equipment.......................................... $6,720,000 $4,857,000
   Leasehold improvements..............................  2,655,000  2,310,000
                                                        ---------- ----------
                                                         9,375,000  7,167,000
   Less accumulated depreciation and amortization......  3,867,000  2,853,000
                                                        ---------- ----------
                                                        $5,508,000 $4,314,000
                                                        ========== ==========

                      3-DIMENSIONAL PHARMACEUTICALS, INC.

NOTE E--ACCOUNTS PAYABLE AND ACCRUED EXPENSES

   Accounts payable and accrued expenses consist of the following:

                                                              December 31,
                                                          ---------------------
                                                             2000       1999
                                                          ---------- ----------
   Professional fees..................................... $  289,000 $1,454,000
   Equipment.............................................    685,000    120,000
   Payroll and related expenses..........................  1,280,000    739,000
   Trade.................................................    939,000    424,000
                                                          ---------- ----------
                                                          $3,193,000 $2,737,000
                                                          ========== ==========

NOTE F--DEBT

 [1] Convertible notes payable:

   On November 18, 1999, the Company completed a convertible note financing for $10 million. The notes bore interest at the rate of prime + 1% per annum (9.5% through December 31, 1999). Principal and interest was due on the first anniversary of the closing date (the "Maturity Date"). The notes provided that, if prior to the Maturity Date the Company raised an additional $10 million through the sale of preferred stock, the notes and any unpaid accrued interest would convert into the preferred stock on the same terms and conditions as given to the new investors. On March 31, 2000, the Company raised $18.4 million through the sale of 6,121,083 shares of Series A-5 preferred stock at $3.00 per share. In connection therewith, the $10 million of convertible notes and $353,000 of accrued interest were converted into 3,451,165 shares of Series A-5 preferred stock. Accordingly, the convertible notes and accrued interest of $115,000 have been reclassified to noncurrent liabilities as of December 31, 1999.

   In connection with the sale of the notes, the Company issued warrants to purchase 1,250,000 shares of common stock exercisable at $3.50 per share for a period of one year. The Company recorded a noncash interest charge in connection with these warrants of $26,000 for the year ended December 31, 1999.

 [2] Long-term debt:

   Long-term debt, including capital lease obligations, was as follows:

                                                              December 31,
                                                          ---------------------
                                                             2000       1999
                                                          ---------- ----------
   Loans payable(1)...................................... $2,091,000 $2,889,000
   Note payable(2).......................................    309,000
   Capital lease obligations (Note H)....................    214,000    580,000
                                                          ---------- ----------
                                                           2,524,000  3,469,000
   Current portion of long-term debt.....................  1,209,000  1,139,000
                                                          ---------- ----------
   Long-term debt........................................ $1,315,000 $2,330,000
                                                          ========== ==========

--------
(1) During 1998 and 1999, the Company entered into a series of 48-month loans to finance laboratory equipment, office equipment and certain tenant improvements at interest rates varying between 10.68% and 11.65%. The loans are payable in monthly installments of principal and interest aggregating $98,000 with final payments in 2002 and 2003 aggregating $362,000 and $39,000, respectively. Borrowings related to the purchase of laboratory and office equipment are collateralized by the equipment.

                      3-DIMENSIONAL PHARMACEUTICALS, INC.

(2) The note is payable in annual installments of $125,000 through December 2003. Interest on the note payable has been imputed at 10.0% per annum. As at December 31, 2000, the discounted amount of the note is $309,000 (face value $375,000).

   Long-term debt at December 31, 2000 is payable as follows:

   2001.............................................................. $1,209,000
   2002..............................................................  1,154,000
   2003..............................................................    161,000
                                                                      ----------
   Total............................................................. $2,524,000
                                                                      ==========

NOTE G--FAIR VALUE OF FINANCIAL INSTRUMENTS

   Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires the Company to disclose estimated fair value for its financial instruments. The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts payable and accrued expenses approximate fair value because of the short-term duration of those items. The carrying amounts of convertible notes, debt and notes payable-- dividends approximate fair value because the interest rates on such debt approximate the market rate.

NOTE H--CAPITAL LEASE OBLIGATIONS

   The Company has entered into a series of 48-month lease agreements to finance laboratory and office equipment purchases. All of the equipment leased under these agreements are accounted for as capital leases. The net book value of the equipment held under capital leases was $207,000 and $555,000 at December 31, 2000 and 1999, respectively.

   Future lease payments as of December 31, 2000 are as follows:

                                                                        Amount
                                                                       --------
   Total minimum lease payments, year ending December 31, 2001........ $223,000
   Less amounts representing interest.................................    9,000
                                                                       --------
   Present value of future lease payments at end of year.............. $214,000
                                                                       ========

   Under these agreements, the Company granted its leasing companies warrants expiring in 2004 to purchase 187,625 shares of Series A-1 preferred stock at an exercise price of $1.00 per share and 4,500 shares of common stock at an exercise price of $7.00 per share. The value of these warrants was not considered significant at the dates of grant.

NOTE I--REDEEMABLE PREFERRED STOCK AND EQUITY SECURITIES

 [1] Preferred stock:

   At December 31, 1999, convertible preferred stock consisted of convertible Series B--$.001 par value, 1,000,000 shares authorized, issued and outstanding, liquidating preference of $2,250,000 and convertible Series C--$.001 par value, 5,000,000 shares authorized, 400,000 shares issued and outstanding, liquidating preference of $1,000,000. In May 2000, the Company issued 625,000 shares of convertible Series-D preferred stock at $8.00 per share.

                      3-DIMENSIONAL PHARMACEUTICALS, INC.

   In January 1998, the Company issued 4,000,000 shares of Series A-4 preferred stock for $2.60 per share for aggregate proceeds of $10,372,000, net of expenses.

   At December 31, 1999, redeemable convertible preferred Series A consisted of:

   Series A-1--$.001 par value; 6,926,461 shares authorized,
    6,686,986 shares issued and outstanding, (liquidating
    preference of $6,686,986)....................................  $ 6,611,000
   Series A-2--$.001 par value; 4,333,990 shares authorized,
    issued and outstanding, (liquidating preference of
    $5,417,488)..................................................    5,405,000
   Series A-3--$.001 par value; 10,304,264 shares authorized, issued and outstanding, (liquidating preference of
    $12,500,000).................................................   12,446,000
   Series A-4--$.001 par value; 4,000,000 shares authorized,
    issued and outstanding, (liquidating preference of
    $10,400,000).................................................   10,372,000
                                                                  ------------
                                                                  $ 34,834,000
                                                                  ============

   As set forth in Note F, on March 31, 2000, the Company issued 6,121,083 shares of Series A-5 preferred stock for $3.00 per share for aggregate proceeds of $18,348,000, net of expenses. In addition, an additional 3,451,165 shares were issued upon the conversion of $10,000,000 of notes plus $353,000 of accrued interest. The Series A-5 preferred stock had a liquidating preference of $28,716,744.

   The Series A shares were redeemable at the option of the stockholder in 25% annual increments commencing on March 12, 2002 at their original purchase price, plus an amount equal to any accrued but unpaid cumulative dividends and any declared but unpaid dividends. The shares of all series of preferred stock were convertible into common shares of the Company on a 1 to .36 basis, after giving effect to the reverse common stock split in July 2000 and subject to certain adjustments based on future issuances of common stock. The shares of all series were entitled to one vote per share. The Series A shares provided for cumulative dividends of 10% per share per annum (based on the original issue price), first commencing for the Series A-1 shares on October 14, 1998. The Series A-2 through A-5 shares, which were issued from 1996 through 2000, provided for 10% annual cumulative dividends from and after the fifth anniversary of the date on which each such series was originally issued.

   In December 1998, the Company declared a 10% per share dividend (based on the original issue price) payable on January 1, 1999 for the Series A-1 shares for the portion of the quarterly period beginning on October 14, 1998 and ending on December 31, 1998. Thereafter, the Company declared dividends at each calendar quarter through September 30, 1999. The Company's board did not declare a dividend at December 31, 1999, therefore dividends of $167,000 were in arrears at year-end 1999. On April 20, 2000, the Company's board declared a dividend of $334,000 covering the period beginning on October 1, 1999 and ending on March 31, 2000 and issued a note payable for such dividend. All dividends declared during 1999 were paid during 1999 by issuing to each holder of Series A-1 stock a note payable for the amount of the declared dividend. The notes bore interest at 10% per annum and principal and interest were due no later than five years from the date of issuance. Additionally, the Company paid cash dividends to the Series A-1 shareholders in the amount of $167,000 and $62,000 for the quarter ended June 30, 2000 and for the period through the Company's IPO on August 4, 2000, respectively.

   In August 2000, all outstanding Series A, B, C and D preferred shares and the notes payable were automatically converted into common shares of the Company on a 1 to .36 basis upon completion of the initial public offering of the Company's common stock.

                      3-DIMENSIONAL PHARMACEUTICALS, INC.

 [2] Common Stock:

   Effective July 31, 2000, the Company received the consent of the board of directors and stockholders for a 1 for 2.8 reverse stock split of the Company's common stock. All common share data have been retroactively restated to reflect the reverse stock split. In addition, in July 2000, the Company's certificate of incorporation was amended to authorize 45,000,000 shares of common stock and 5,000,000 shares of preferred stock.

   In August 2000, the Company completed an initial public offering ("IPO") of its common stock. The offering consisted of 5,000,000 shares, which were priced at $15 per share. The Company also granted its underwriters an option to purchase 750,000 shares to cover over allotments, which was exercised concurrently with the IPO. Net proceeds to the Company after subtracting underwriting discounts and expenses was $78,888,000.

 [3] Warrants:

   At December 31, 2000, the Company has outstanding warrants to purchase common shares, all of which are exercisable, as follows:

      Exercise                    Expiration                                   Number of Common
       Price                         Date                                      Shares Reserved
      --------                    ----------                                   ----------------
      $0.03                          2005                                            93,948
      $0.03                          2006                                           329,624
      $0.03                          2007                                            34,562
      $7.00                          2004                                             4,500
                                                                                  ---------
                                                                                  * 462,634
                                                                                  =========

--------
* Weighted average exercise price was $.10 and weighted average remaining contractual life was 5.25 years.

 [4] Common stock subject to repurchase:

   As of December 31, 2000 and 1999, respectively, 139,796 and 114,955 shares of common stock are subject to repurchase by the Company. The shares are subject to repurchase at the Company's option at the original purchase prices, ranging from $2.94 to $6.30, in the event that the purchaser's relationship with the Company is terminated. The number of shares subject to repurchase by the Company decreases by 25% on the one-year anniversary of the sale, and further reduces upon later anniversary dates. During 2000, 45,982 shares subject to repurchase vested with the purchasers at the completion of the Company's initial public offering.

 [5] Note receivable from officer

   At December 31, 2000, the Company has a note receivable from an officer with an unpaid balance of $390,000 in connection with a loan made in March 2000 to purchase 176,871 restricted shares of the Company's common stock. The loan is collateralized by the officer's beneficial interest in the stock. Under the terms of the note, interest accrues on the unpaid principal at approximately 7% per annum. Principal and accrued interest is to be paid in four equal installments with the first payment due six months from the loan date and the remaining payments due annually thereafter. The Company has forgiven installments of principal and interest due on loans to this officer and to other officers. These amounts have been recorded as compensation expense totaling $182,000, $58,000 and $77,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

                      3-DIMENSIONAL PHARMACEUTICALS, INC.

NOTE J--EQUITY COMPENSATION PLANS

   The Company has maintained two equity compensation plans (together "the Plans") for the issuance of stock options and other stock grants to its employees, non-employee directors, advisors and consultants.

   The Company's Equity Compensation Plan adopted in 1993, as amended, provides for the issuance of restricted stock and the granting of both incentive stock options and nonqualified stock options to purchase a total of 3,022,095 shares of common stock. The options vest over various periods, not exceeding five years, and expire no later than ten years from date of grant. Upon the close of the Company's initial public offering in August 2000, the Company stopped making grants under the 1993 Plan.

   During 2000, the board of directors and stockholders approved the 2000 Equity Compensation Plan, which became effective upon the close of the Company's IPO in August 2000 and provides for the granting of up to 2,200,000 shares of common stock. The 2000 Plan provides for grants of incentive stock options, nonqualified stock options, stock awards and performance units.

   The Plans are administered by a committee of the board of directors. The committee has the authority to determine the term during which an option may be exercised (provided that no option may have a term of more than ten years), the exercise price of an option and the rate at which options may be exercised. Incentive stock options may be granted only to employees of the Company. Nonqualified stock options may be granted to employees, directors or consultants of the Company. For incentive stock options, the exercise price may not be less than the fair value of the stock on the date of grant.

   The Company applies APB 25 in accounting for its employee stock option awards, which requires the recognition of compensation expense for the difference between the market value of the underlying common stock and the exercise price of the option at the grant date.

   Pro forma information regarding net loss and loss per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The weighted average fair value of options granted during the years ended December 31, 2000, 1999 and 1998 is estimated to be $13.83, $.35 and $.30, respectively. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                      Year Ended December 31,
                                                      -------------------------
                                                       2000     1999     1998
                                                      -------  -------  -------
   Risk-free interest rate...........................     5.9%     6.6%     5.5%
   Expected life..................................... 6 years  6 years  6 years
   Expected volatility...............................     120%      10%      10%
   Dividend yield....................................       0%       0%       0%

   Had compensation cost for the Company's stock options been determined based upon the fair value at the grant date for awards under the Plans consistent with the methodology prescribed under SFAS No. 123, the Company's net loss and net loss per share would be as follows:

                                               Year Ended December 31,
                                          ------------------------------------
                                             2000         1999         1998
                                          -----------  -----------  ----------
   Net loss:
     Historical.......................... $ 8,152,000  $15,969,000  $9,711,000
     Pro forma...........................  10,388,000   16,398,000   9,880,000
   Basic and diluted net loss per share:
     Historical.......................... $      (.97) $    (27.37) $   (22.20)
     Pro forma........................... $     (1.23) $    (28.07) $   (22.58)

                      3-DIMENSIONAL PHARMACEUTICALS, INC.

   The following table summarizes information about stock option activity under the Plans during the periods indicated:

                               Incentive Options        Nonqualified Options
                            ------------------------- -------------------------
                                          Weighted                  Weighted
                                          Average                   Average
                             Shares    Exercise Price  Shares    Exercise Price
                            ---------  -------------- ---------  --------------
   Balance--December 31,
    1997...................   827,538      $ 1.54        83,000      $ 0.59
   Granted.................   406,639        2.94        88,808        2.94
   Exercised...............   (85,540)       0.75       (11,321)       0.22
   Terminated..............  (128,488)       2.25
                            ---------                 ---------
   Balance--December 31,
    1998................... 1,020,149        2.08       160,487        1.92
   Granted.................   157,585        2.94       727,619        3.67
   Exercised...............   (11,439)       0.97
   Terminated..............   (31,541)       2.65
                            ---------                 ---------
   Balance--December 31,
    1999................... 1,134,754        2.20       888,106        3.35
   Granted.................   455,170       11.07       431,090       15.17
   Exercised...............  (200,569)       1.80      (191,421)       2.59
   Terminated..............  (133,832)       3.44
                            ---------                 ---------
   Balance--December 31,
    2000................... 1,255,523        5.34     1,127,763        8.00
                            =========                 =========

   The following table presents information relating to stock options outstanding and exercisable at December 31, 2000:

                                  Options Outstanding       Options Exercisable
                             ------------------------------ --------------------
                                         Weighted
                                          Average  Weighted             Weighted
                                         Remaining Average              Average
                               Number     Life in  Exercise   Number    Exercise
   Range of Exercise Price   Outstanding   Years    Price   Exercisable  Price
   -----------------------   ----------- --------- -------- ----------- --------
   Incentive stock options:
     $0.03 to $ 6.29.......     830,713    6.80     $ 2.23    511,457    $2.10
     $6.30 to $30.00.......     424,810    9.49      11.43          0        0
                              ---------             ------    -------    -----
                              1,255,523    7.71     $ 5.34    511,457    $2.10
                              =========             ======    =======    =====
   Nonqualified stock
    options:
     $0.03 to $ 6.29.......     573,816    8.20     $ 2.77    222,580    $2.52
     $6.30 to $30.00.......     553,947    9.47      13.42     30,714     7.28
                              ---------             ------    -------    -----
                              1,127,763    8.83     $ 8.00    253,294    $3.10
                              =========             ======    =======    =====

   In addition to the stock option activity, the Company issued 7,143 and 8,929 shares of restricted stock at weighted average purchase prices per share of $6.30 and $2.94 under the Plans during the years ended December 31, 2000 and 1998, respectively. The Company reacquired 6,697 and 183,095 unvested, restricted shares at purchase prices of $19,000 and $116,000 during 2000 and 1998, respectively.

   As of December 31, 2000, options and restricted stock for 1,837,870 common shares were available for future grant under the 2000 Plan.

                      3 DIMENSIONAL PHARMACEUTICALS, INC.

   During the year ended December 31, 1998, the Company accelerated vesting on 32,425 shares of restricted stock and incentive stock options in connection with the termination of an officer. In connection with this modification of terms to the original grants, the Company recorded a charge to compensation expense of $66,000 as of the date of termination. During the year ended December 31, 2000, in connection with the grant of options to employees and directors and the change in status of an option holder from a consultant to an employee, the Company recorded deferred stock compensation of $3,983,000, representing the difference between the exercise price and the market value of the Company's common stock on the dates such stock options were granted or status was changed. Deferred compensation is included as a component of stockholders' equity (deficiency) and is being amortized to expense over the vesting period of the stock options.

NOTE K--401(K) PLAN

   The Company maintains a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company at its discretion may make certain contributions to the plan. For the year ended December 31, 2000, the Company contributed $226,000 to the plan. The Company made no contributions during 1999 and 1998.

NOTE L--LEASES

   The Company leases its Exton, Pennsylvania executive offices and laboratory facilities under an operating lease, which expires in June 2008. The Company also leases laboratory space in Cranbury, New Jersey under an operating lease, which expires in March 2007. At December 31, 2000, minimum annual rentals under the leases are as follows:

        Year Ending December 31,                                     Amount
        ------------------------                                   -----------
        2001...................................................... $ 1,697,000
        2002......................................................   1,728,000
        2003......................................................   1,600,000
        2004......................................................   1,632,000
        2005......................................................   1,588,000
        Thereafter................................................   2,596,000
                                                                   -----------
                                                                   $10,841,000
                                                                   ===========

   The leases provide for escalations for increases in real estate taxes and certain operating expenses.

   Rent expense was $547,000, $516,000 and $401,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE M--INCOME TAXES

   At December 31, 2000, the Company has a net operating loss carryforward and a research and development credit carryforward for federal income tax purposes of approximately $35,143,000 and $1,321,000 respectively, which expire through 2019. In addition, the Company has an alternative minimum tax credit carryforward of $117,000.

                      3 DIMENSIONAL PHARMACEUTICALS, INC.

   Deferred tax assets, which represent the tax effects of loss and credit carryforwards and temporary differences between the financial statement amounts and the tax basis of assets and liabilities consist of:

                                                          December 31,
                                                    --------------------------
                                                        2000          1999
                                                    ------------  ------------
   Net operating loss carryforwards...............  $ 14,760,000  $ 16,955,000
   Research and development credit carryforwards..     1,321,000       831,000
   Alternative minimum tax credit carryforward....       117,000
   Income deferred for statement purposes, taxable
    when received for tax purposes................     6,652,000       625,000
   Operating expenses, capitalized and amortized
    as start up costs for tax purposes............       247,000       576,000
   Other--depreciation and expenses not currently
    deductible....................................       376,000       181,000
                                                    ------------  ------------
   Total deferred tax asset.......................    23,473,000    19,168,000
   Valuation allowance............................   (23,473,000)  (19,168,000)
                                                    ------------  ------------
   Net deferred tax asset.........................  $          0  $          0
                                                    ============  ============

   The Company has not recorded a benefit from its carryforwards or deductible temporary differences because realization of the benefit is uncertain and, therefore, a valuation allowance has been provided for the deferred tax asset at December 31, 2000 and 1999, respectively. The provision for income taxes for the year ended December 31, 2000 represents a current provision for the federal alternative minimum tax and state income tax. The difference between the tax benefit computed at the statutory tax rate of 34% and the Company's effective tax rate is due to the increase in the valuation allowance of $4,305,000, $6,805,000 and $4,040,000 for the years ended December 31, 2000, 1999 and 1998, respectively, and the provision for the federal alternative minimum tax and state income tax of $159,000 for the year ended December 31, 2000.

   In subsequent years, the Company may be subject to an annual limitation on the utilization of its net operating loss and research and development tax credit carryforwards under Section 382 of the Internal Revenue Code.

NOTE N--SETTLEMENT OF LITIGATION

   In October 1998, a complaint was filed in the United States District Court for the District of Delaware, by Anadys Pharmaceuticals, Inc. alleging that the Company infringed two Anadys U.S. Patents. On March 7, 2000, the Company and Anadys entered into a Settlement Agreement for a total of $1.5 million which was paid by the Company for settlement of the litigation. The amount payable was accrued as of December 31, 1999.

                      3 DIMENSIONAL PHARMACEUTICALS, INC.

NOTE O--QUARTERLY RESULTS (unaudited):

                                           Quarter ended
                          ---------------------------------------------------    ------------
                           March 31      June 30    September 30  December 31     Total Year
                          -----------  -----------  ------------  -----------    ------------
2000
Revenues................  $ 1,484,000  $ 2,131,000  $ 4,994,000   $ 3,800,000(1) $ 12,409,000
Net income (loss).......   (3,742,000)  (2,477,000)     409,000    (2,342,000)     (8,152,000)
Basic net earnings
 (loss) per common
 share--historical *....  $     (5.92) $     (3.76) $      0.03   $     (0.11)   $      (0.97)
Diluted net earnings
 (loss) per common
 share--historical *....  $     (5.92) $     (3.76) $      0.02   $     (0.11)   $      (0.97)
Basic net earnings
 (loss) per common
 share--pro forma.......  $     (0.36) $     (0.18) $      0.02   $     (0.11)   $      (0.52)
Diluted net earnings
 (loss) per common
 share--pro forma.......  $     (0.36) $     (0.18) $      0.02   $     (0.11)   $      (0.52)
                          ===========  ===========  ===========   ===========    ============
1999
Revenues................  $ 1,379,000  $ 1,882,000  $   718,000   $   510,000    $  4,489,000
Net (loss)..............   (2,740,000)  (2,693,000)  (3,633,000)   (6,903,000)    (15,969,000)
Basic and diluted net
 loss per common share--
 historical *...........  $     (5.01) $     (4.73) $     (6.16)  $    (11.25)   $     (27.37)
Basic and diluted net
 loss per common share--
 pro forma..............  $     (0.27) $     (0.26) $     (0.36)  $     (0.68)   $      (1.57)
                          ===========  ===========  ===========   ===========    ============

--------
* Per common share amounts for the quarters and full years have been calculated separately. Accordingly, quarterly amounts do not add to the annual amounts because of differences in the weighted average common shares outstanding during each period principally due to the effect of the Company's issuing shares of its common stock during the year.
(1) During the quarter ended December 31, 2000, revenues included a $0.4 million adjustment resulting from a modification of the agreement with BMS.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   The response to this item is contained in part under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K and the remainder is incorporated by reference from the discussion under the caption "Nomination and Election of Directors" from our Proxy Statement relating to our Annual Meeting of Stockholders scheduled for May 14, 2001, which will be filed within 120 days after the close of the Company's fiscal year covered by this Report.

Item 11. Executive Compensation

   This information will be included in our Proxy Statement relating to our Annual Meeting of Stockholders scheduled for May 14, 2001, which will be filed within 120 days after the close of our fiscal year covered by this Report, and is incorporated herein by reference to such Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   This information will be included in our Proxy Statement relating to our Annual Meeting of Stockholders scheduled for May 14, 2001, which will be filed within 120 days after the close of our fiscal year covered by this Report, and is incorporated herein by reference to such Proxy Statement.

Item 13. Certain Relationships and Related Transactions

   This information will be included in our Proxy Statement relating to our Annual Meeting of Stockholders scheduled for May 14, 2001, which will be filed within 120 days after the close of our fiscal year covered by this Report, and is incorporated herein by reference to such Proxy Statement.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

 (a) Documents filed as part of this report:

  (1) Financial Statements

   The financial statements are included under Item 8 of this Report.

  (2) Financial Statement Schedules

   The financial statement schedules listed under Item 8 of this Report are omitted because they are not applicable or required information, and are shown in the financial statements or the notes thereto.

  (3) List of Exhibits.

   The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated in parentheses, exhibits which were previously filed are incorporated herein by reference.

 Exhibit                               Description
 Number  ----------------------------------------------------------------------

 3(i)    Ninth Restated Certificate of Incorporation of the Company
         (incorporated by reference to Exhibit 3.4 to the Company's
         Registration Statement on Form S-1 (File No. 333-37606)).

 3(ii) Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.5 to the Company's Registration Statement on Form S-1
         (File No. 333-37606)).

 4.1 Form of Common Stock Certificate of Company (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1
         (File No. 333-37606)).

 10.1 3-Dimensional Pharmaceuticals, Inc. Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company's
         Registration Statement on Form S-1 (File No. 333-37606)).

 10.2    Third Amended and Restated Stockholders' Agreement by and among the
         Company and the Stockholders identified therein, dated March 31, 2000
         (incorporated by reference to Exhibit 10.2 to the Company's
         Registration Statement on Form S-1 (File No. 333-37606)).

 10.3    Series B Preferred Stock Purchase Agreement between the Company and
         Merck KGaA, dated October 11, 1996 (incorporated by reference to
         Exhibit 10.3 to the Company's Registration Statement on Form S-1 (File
         No. 333-37606)).

 10.4    Series C Preferred Stock Purchase Agreement between the Company and
         American Home Products Corporation, dated June 13, 1997 (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No. 333-37606)).

 10.5    Series D Preferred Stock Purchase Agreement between the Company and
         Schering Berlin Venture Corporation, dated May 17, 2000 (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (File No. 333-37606)).

 10.6    Warrant to Purchase Common Stock of the Company issued to HealthCare
         Ventures III, L.P., dated November 18, 1999 (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1
         (File No. 333-37606)).

 10.7    Warrant to Purchase Common Stock of the Company issued to HealthCare
         Ventures IV, L.P., dated November 18, 1999 (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1
         (File No. 333-37606)).

 10.8    Warrant to Purchase Common Stock of the Company issued to Rho
         Management Trust II, dated November 18, 1999 (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (File No. 333-37606)).

 10.9    Warrant to Purchase Common Stock of the Company issued to Aetna Life
         Insurance Company, dated November 18, 1999 (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1
         (File No. 333-37606)).

 10.10   Warrant to Purchase Common Stock of the Company issued to Henry
         Rothman, dated November 18, 1999 (incorporated by reference to Exhibit
         10.10 to the Company's Registration Statement on Form S-1 (File No.
         333-37606)).

 10.11   Warrant to Purchase Common Stock of the Company issued to Abingworth
         Bioventures SICAV, dated November 18, 1999 (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1
         (File No. 333-37606)).

 10.12   Warrant to Purchase Common Stock of the Company issued to Sentron
         Medical, Inc., dated November 18, 1999 (incorporated by reference to
         Exhibit 10.12 to the Company's Registration Statement on Form S-1
         (File No. 333-37606)).

 10.13   Warrant to Purchase Common Stock of the Company issued to Biotech
         Growth S.A., dated November 18, 1999 (incorporated by reference to
         Exhibit 10.13 to the Company's Registration Statement on Form S-1
         (File No. 333-37606)).

 10.14 Employment Offer Letter to David C. U'Prichard, dated September 1, 1999
       (incorporated by reference to Exhibit 10.14 to the Company's
       Registration Statement on Form S-1 (File No. 333-37606)).

 10.15 Settlement Agreement between the Company and Anadys Pharmaceuticals,
       Inc., dated March 7, 2000 (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (File No. 333-37606)).
       @

 10.16 Research Collaboration Agreement between the Company and BioCryst
       Pharmaceuticals, Inc., dated October 18, 1996, and Amendment No.1 thereto, dated October 18, 1996 (incorporated by reference to Exhibit
       10.16 to the Company's Registration Statement on Form S-1 (File No. 333-
       37606)). @

 10.17 Collaborative Discovery and Lead Optimization Agreement between the
       Company and Boehringer Ingelheim Pharmaceuticals, Inc., dated December
       17, 1999 (incorporated by reference to Exhibit 10.17 to the Company's
       Registration Statement on Form S-1 (File No. 333-37606)). @

 10.18 Collaborative Research and License Agreement between the Company and
       Hoechst Schering AgrEvo GmbH, now Aventis CropScience GmbH, dated
       October 18, 1999 (incorporated by reference to Exhibit 10.18 to the
       Company's Registration Statement on Form S-1 (File No. 333-37606)). @

 10.19 Collaborative Research and License Agreement between the Company and
       E.I. DuPont de Nemours & Co., dated October 12, 1998 (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1 (File No. 333-37606)). @

 10.20 Collaborative Discovery and Lead Optimization Agreement between the
       Company and DuPont Pharmaceuticals Company, dated February 11, 2000
       (incorporated by reference to Exhibit 10.20 to the Company's
       Registration Statement on Form S-1 (File No. 333-37606)). @

 10.21 Nonexclusive Patent License Agreement between the Company and DuPont
       Pharmaceuticals Company, dated February 11, 2000 (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 (File No. 333-37606)). @

 10.22 Research and License Agreement between the Company and the Heska
       Corporation, dated December 18, 1997, and Amendment No.1 thereto, dated
       December 18, 1997 (incorporated by reference to Exhibit 10.22 to the
       Company's Registration Statement on Form S-1 (File No. 333-37606)). @

 10.23 License and Research Agreement between the Company and Schering AG,
       Germany, dated May 17, 2000 (incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-1 (File No. 333-
       37606)). @

 10.24 Master Loan and Security Agreement between the Company and Phoenixcor,
       Inc., dated June 18, 1998 (incorporated by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-1 (File No. 333-37606)).

 10.25 Amended and Restated Lease for Combination Office/Laboratory/Light
       Manufacturing Space at Eagleview Corporate Center Lot 28 between the
       Company and Eagleview Technology Partners, dated December 12, 1997
       (incorporated by reference to Exhibit 10.25 to the Company's
       Registration Statement on Form S-1 (File No. 333-37606)).

 10.26 Master Lease Agreement between the Company and Transamerica Business
       Credit Corporation, dated June 12, 1997 (incorporated by reference to
       Exhibit 10.26 to the Company's Registration Statement on Form S-1 (File
       No. 333-37606)).

 10.27 Warrant to Purchase Common Stock of the Company issued to Transamerica
       Business Credit Corporation, dated June 12, 1997 (incorporated by reference to Exhibit 10.27 to the Company's Registration Statement on Form S-1 (File No. 333-37606)).

 10.28 Master Lease Agreement, Loan Agreement and Subordination Agreement between the Company and Comdisco, Inc., dated March 7, 1994
       (incorporated by reference to Exhibit 10.28 to the Company's
       Registration Statement on Form S-1 (File No. 333-37606)).

 10.29 Warrant to Purchase Series A Preferred Stock, originally dated March 7,
       1994 and reissued to CDC Realty, Inc., dated July 21, 1998 (incorporated by reference to Exhibit 10.29 to the Company's Registration Statement on Form S-1 (File No. 333-37606)).

 10.30 Warrant to Purchase Series A Preferred Stock, originally dated March 7,
       1994 and reissued to Gregory Stento, dated July 21, 1998 (incorporated by reference to Exhibit 10.30 to the Company's Registration Statement on Form S-1 (File No. 333-37606)).

 10.31 Warrant to Purchase Series A Preferred Stock, originally dated April 25,
       1995 and reissued to Comdisco, Inc., dated July 21, 1998 (incorporated by reference to Exhibit 10.31 to the Company's Registration Statement on Form S-1 (File No. 333-37606)).

 10.32 Warrant to Purchase Series A Preferred Stock, originally dated April 25,
       1995 and reissued to Gregory Stento, dated July 21, 1998 (incorporated by reference to Exhibit 10.32 to the Company's Registration Statement on Form S-1 (File No. 333-37606)).

 10.33 Form of Warrant to Purchase Common Stock (along with Schedule of Holders of Certain Warrants to Purchase Common Stock)(incorporated by reference to Exhibit 10.33 to the Company's Registration Statement on Form S-1
       (File No. 333-37606)).

 10.34 3-Dimensional Pharmaceuticals, Inc. 2000 Equity Compensation Plan
       (incorporated by reference to Exhibit 10.34 to the Company's
       Registration Statement on Form S-1 (File No. 333-37606)).

 10.35 DiscoverWorks(TM) Drug Discovery Collaboration Agreement between the
       Company and Bristol-Myers Squibb Company, dated July 7, 2000
       (incorporated by reference to Exhibit 10.35 to the Company's
       Registration Statement on Form S-1 (File No. 333-37606)).@

 10.36 DiscoverWorks(TM) Nonexclusive License and Purchase Agreement between the Company and Bristol-Myers Squibb Company, dated July 7, 2000
       (incorporated by reference to Exhibit 10.36 to the Company's
       Registration Statement on Form S-1 (File No. 333-37606)).@

 10.37 Letter agreement between the Company and Bristol-Myers Squibb Company, dated December 18, 2000*

 10.38 Research, Development and Commercialization Agreement between the
       Company and Centocor, Inc., dated as of December 29, 2000.*#

 10.39 First Amendment to Lease between the Company and Eagleview Technology
       Partners dated October 24, 2000.*+

 10.40 Agreement of Sublease between Advanced Medicine, Inc. and the Company, dated December 13, 2000.*+

 21.1  Subsidiaries of the Registrant. *

 23.1  Consent of Richard A. Eisner & Company, LLP. *

 24.1  Power of Attorney (included on signature page). *

--------
*  Filed herewith.
@ Confidential treatment granted with respect to portions of this exhibit. Omitted portions were filed separately with the Securities and Exchange Commission.
# Confidential treatment will be requested with respect to portions of this exhibit. Omitted portions will be filed separately with the Securities and Exchange Commission.
+ The Company will furnish supplementally to the Commission any of the omitted exhibits to Exhibit 10.39 upon the request of the Commission.

  (b) Reports on Form 8-K:

   On November 9, 2000, the Company filed a report on Form 8-K, dated November 3, 2000, relating to a press release addressing certain recent developments.

   On December 18, 2000, the Company filed a report on Form 8-K, dated December 18, 2000, relating to a press release addressing certain recent developments.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          3-Dimensional Pharmaceuticals, Inc.

Date: March 30, 2001
                                                /s/ David C. U'Prichard
                                          By: _________________________________
                                                 David C. U'Prichard, Ph.D.
                                                Chief Executive Officer and
                                                          Director

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each person whose signature appears below in so signing also makes, constitutes and appoints David C. U'Prichard, F. Raymond Salemme and Scott M. Horvitz, and each of them acting alone, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to this Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and to file the same, with all exhibits thereto and other documents in connection therewith, and hereby ratifies and confirms all that said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue thereof.

                 NAME                            TITLE                   DATE
                 ----                            -----                   ----

     /s/ David C. U'Prichard           Chief Executive Officer      March 30, 2001
______________________________________  and Director (Principal
      David C. U'Prichard, Ph.D.        Executive Officer)

       /s/ Scott M. Horvitz            Vice President, Finance      March 30, 2001
______________________________________  and Administration
           Scott M. Horvitz             (Principal Financial and
                                        Accounting Officer)

      /s/ F. Raymond Salemme           President, Chief             March 30, 2001
______________________________________  Scientific Officer and
      F. Raymond Salemme, Ph.D.         Director

       /s/ Stephen Bunting             Director                     March 30, 2001
______________________________________
        Stephen Bunting, Ph.D.

       /s/ Bernard Canavan             Director                     March 30, 2001
______________________________________
        Bernard Canavan, M.D.

      /s/ James H. Cavanaugh           Director                     March 30, 2001
______________________________________
      James H. Cavanaugh, Ph.D.

       /s/ Zola P. Horovitz            Director                     March 30, 2001
______________________________________
       Zola P. Horovitz, Ph.D.

        /s/ David R. King              Director                     March 30, 2001
______________________________________
            David R. King

         /s/ Joshua Ruch               Director                     March 30, 2001
______________________________________
             Joshua Ruch

       /s/ Harold R. Werner            Director                     March 30, 2001
______________________________________
           Harold R. Werner