Form 10-Q
period 2001-03-31
3 DIMENSIONAL PHARMACEUTICALS INC
filed 2001-05-14
CIK 914201

                                   FORM 10-Q

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   (MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2001 OR

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

           YES   X            NO
               -----             -----


 As of May 9, 2001, 21,546,504 shares of common stock were outstanding.
--------------------------------------------------------------------------------

                        Part I -- Financial Information

                                    ------
                        Item 1 -- Financial Information

                      3-DIMENSIONAL PHARMACEUTICALS, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                           March 31,              December 31,
                                                                      --------------------------------------------
                                                                              2001                    2000
                                                                      -------------------       ------------------
                                                                          (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents........................................      $ 36,315,000               $114,557,000
  Marketable securities............................................        76,766,000
  Prepaid expenses and other current assets........................         3,033,000                    977,000
                                                                         ------------               ------------
     Total current assets........................... ..............       116,114,000                115,534,000
Property and equipment, net........................................         5,793,000                  5,508,000
Restricted cash....................................................           840,000
Other assets.......................................................         2,136,000                  2,202,000
                                                                         ------------               ------------
                                                                         $124,883,000               $123,244,000
                                                                         ============               ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses............................      $  3,084,000                $ 3,193,000
  Current portion of deferred income...............................        10,403,000                  7,385,000
  Current portion of long term debt................................         1,167,000                  1,209,000
  Current portion of settlement accrual............................                                      500,000
                                                                         ------------               ------------
      Total current liabilities....................................        14,654,000                 12,287,000
Deferred income, less current portion..............................        10,285,000                  9,619,000
Long-term debt, less current portion...............................         1,055,000                  1,315,000
                                                                         ------------               ------------
                                                                           25,994,000                 23,221,000
                                                                         ------------               ------------
STOCKHOLDERS' EQUITY
  Common stock-$.001 par value; 45,000,000 shares authorized,
  21,507,835 and 21,385,798 shares outstanding at
  March 31, 2001 and December 31, 2000, respectively...............            22,000                     21,000
  Additional paid-in capital.......................................       157,473,000                157,223,000
  Notes receivable from officers...................................          (390,000)                  (390,000)
  Deferred compensation............................................        (3,314,000)                (3,570,000)
  Accumulated deficit..............................................       (54,902,000)               (53,261,000)
                                                                         ------------               ------------
Total stockholders' equity ........................................        98,889,000                100,023,000
                                                                         ------------               ------------
                                                                         $124,883,000               $123,244,000
                                                                         ============               ============

                          3-DIMENSIONAL PHARMACEUTICALS, INC.
                         CONSOLIDATED STATEMENT OF OPERATIONS
                                      (UNAUDITED)

                                                          Three months ended
                                                               March 31,
                                                ----------------------------------------
                                                       2001                  2000
                                                -------------------     ----------------
Grant and research revenue...................       $ 5,796,000            $1,484,000
Costs and expenses:
       Research and development..............         5,774,000             3,425,000
       General and administrative............         3,244,000             1,537,000
                                                -------------------     ----------------
Total costs and expenses.....................         9,018,000             4,962,000
                                                -------------------     ----------------
Loss from operations.........................        (3,222,000)           (3,478,000)
Interest income..............................         1,659,000                87,000
Interest expense.............................           (78,000)             (351,000)
                                                -------------------     ----------------
Net Loss.....................................        (1,641,000)           (3,742,000)

Declared and accrued cumulative
    dividends on preferred stock.............                                (167,000)
                                                -------------------     ----------------
Net loss applicable to
    common stock.............................      $ (1,641,000)          $(3,909,000)
                                                ===================     ================
Basic net loss per
    common share-historical..................      $      (0.08)          $     (5.92)
Weighted average common shares
     outstanding-historical..................        21,313,000               660,000
                                                ===================     ================
Diluted net loss per
    common share-historical..................      $      (0.08)          $     (5.92)
Weighted average common shares and
     equivalents outstanding-historical......        21,313,000               660,000
                                                ===================     ================
Basic net loss per
    common share-proforma....................             (0.08)          $     (0.36)
Weighted average common shares
     outstanding-proforma....................        21,313,000            10,288,000
                                                ===================     ================
Diluted net loss per
    common share-proforma....................       $     (0.08)          $     (0.36)
Weighted average common shares and
     equivalents outstanding-proforma........        21,313,000            10,288,000
                                                ===================     ================

                      3-DIMENSIONAL PHARMACEUTICALS, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                           -----------------------------------------
                                                                                  2001                   2000
                                                                           -------------------     -----------------
Cash flows from operating activities:
Net loss................................................................       $ (1,641,000)         $ (3,742,000)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
   Depreciation and amortization........................................            551,000               364,000
   Amortization of premium on short-term investments....................            131,000
   Amortization of discount on short-term investments...................           (185,000)
   Accretion of interest on discounted note payable.....................              8,000
  Valuation of options and warrants.....................................            256,000               111,000
  Interest paid with preferred stock....................................                                  353,000
          Changes in:
              Grants and contracts receivable...........................           (310,000)             (163,000)
              Other assets..............................................         (1,680,000)              (60,000)
              Accounts payable and accrued expenses.....................           (108,000)             (917,000)
              Settlement accrual........................................           (500,000)             (500,000)
              Deferred income...........................................          3,684,000               951,000
                                                                           -------------------     -----------------
                  Net cash provided by (used in) operating activities...            206,000            (3,603,000)
                                                                           -------------------     -----------------
Cash flows from investing activities:
   Purchases of investment securities...................................        (76,712,000)
   Investment in restricted cash........................................           (840,000)
   Capital expenditures.................................................           (836,000)              (48,000)
                                                                           -------------------     -----------------
                  Net cash (used in) investing
                      activities........................................        (78,388,000)              (48,000)
                                                                           -------------------     -----------------
Cash flows from financing activities:
   Proceeds from sale of stock and exercise of options and
       warrants.........................................................            250,000            18,899,000
   Loan made to officer.................................................                                 (519,000)
   Reduction of long-term debt and notes payable........................           (310,000)             (311,000)
                                                                           -------------------     -----------------
                  Net cash provided by (used in) financing
                      activities........................................            (60,000)           18,069,000
                                                                           -------------------     -----------------
Net increase (decrease) in cash and cash equivalents....................        (78,242,000)           14,418,000
Cash and cash equivalents-beginning of period...........................        114,557,000             7,645,000
                                                                           -------------------     -----------------
Cash and cash equivalents-end of period.................................        $36,315,000           $22,063,245
                                                                           ===================     =================
Supplemental disclosures of cash flow information:
     Cash paid for interest.............................................        $    78,000           $    95,000
     Noncash investing and financing activities:
         Notes payable (including interest due of $353,000)
             exchanged for redeemable preferred stock...................                              $10,353,000


                      3-Dimensional Pharmaceuticals, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
1. Basis of Presentation:

The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management's opinion, the accompanying consolidated financial statements contain all adjustments, consisting of normally recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations. Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited consolidated financial statements should be read in conjunction with the Company's 2000 audited financial statements and footnotes included in the Company's Annual Report Statement on Form 10-K (File No. 000-30992).

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

2. Revenue recognition

Revenue from corporate collaborations, is recognized over the period that the Company performs research and development activities under the terms of the agreements. Such revenue includes periodic payments for research and development activities and related nonrefundable up-front technology access fees and/or technology or software licensing fees. Revenue from nonrefundable up-front fees for the licensing of technology, products or software under agreements which do not require the Company to perform research or development activities or include other significant future performance obligations is recognized at the time the agreement is executed or the software is delivered. Revenue resulting from the achievement of milestone events stipulated in the agreements is recognized when the milestone is achieved. Up-front fees and other amounts received in excess of revenue recognized are recorded as deferred income.

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

3.  Net Loss Per Common Share

The Company has presented basic and diluted net loss per share pursuant to the Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share," and the Securities and Exchange Commission Staff Accounting Bulletin No.
98. In accordance with SFAS 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Proforma basic and diluted net loss per common share, as presented in the statements of operations, gives effect to the conversion of the redeemable convertible preferred stock, which automatically converted to common stock upon the closing of the Company's initial public offering, from the original date of issuance.

                      3-Dimensional Pharmaceuticals, Inc.
                               EPS Presentation


                                                                             Three Months Ended March 31,
                                                                        -------------------------------------
                                                                              2001                   2000
                                                                        ---------------         -------------
Net loss............................................................     $(1,641,000)           $(3,742,000)
Declared and accrued cumulative dividends on preferred stock........                               (167,000)
                                                                        -------------------------------------
  Net loss to common stockholders...................................     $(1,641,000)           $(3,909,000)
                                                                        =====================================
Basic
Weighted average shares of common stock outstanding.................      21,453,076                780,186
Less: weighted average shares subject to repurchase.................        (139,796)              (119,998)
                                                                        -------------------------------------
Weighted average shares used in computing basic net loss
  per share.........................................................      21,313,281                 660,188
                                                                        -------------------------------------
Basic net loss per share............................................     $     (0.08)            $     (5.92)
                                                                        =====================================
Diluted
  Shares used in computing basic net loss per share.................      21,313,281                 660,188
    Add: Weighted Average of Dilutive Securities....................              --                      --
                                                                        -------------------------------------
  Shares used in computing diluted net loss per share...............      21,313,281                 660,188
Diluted net loss per share..........................................     $     (0.08)                  (5.92)
                                                                        =====================================
Proforma:
  Net loss to common stockholders...................................     $(1,641,000)             $(3,909,000)
                                                                        =====================================
    Add: Declared and accrued cumulative dividends on
      preferred stock...............................................                                  167,000
                                                                        -------------------------------------
    Net loss........................................................     $(1,641,000)             $(3,742,000)
    Shares used to compute basic net loss per share above...........      21,313,281                  660,188
    Proforma adjustment to reflect the weighted-average effect
      of assumed conversion of convertible preferred stock..........              --                9,582,297
      Add: Common shares Subject to Repurchase with accelerated
        vesting Provision...........................................              --                   45,982
                                                                        -------------------------------------
    Shares used in computing proforma basic net loss per share......      21,313,281               10,288,466
                                                                        -------------------------------------
    Proforma basic net loss per share...............................     $     (0.08)             $     (0.36)
                                                                        =====================================
Diluted Proforma:
  Shares used in computing proforma basic net loss per share........      21,313,281               10,288,466
    Add: Weighted Average of Dilutive Securities....................              --                       --
                                                                        -------------------------------------
  Shares used in computing proforma diluted net loss per share......      21,313,281               10,288,466
  Proforma diluted net loss per share...............................     $     (0.08)             $     (0.36)
                                                                        =====================================

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

4.  Centocor

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This report includes "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.
These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and contentions and are not historical facts and typically are identified by use of terms such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue" and similar words, although some forward-looking statements are expressed differently. You should be aware that the forward-looking statements included herein represent management's current judgment and expectations, but our actual results, events and performance could differ materially from those in the forward-looking statements. The forward-looking statements are subject to a number of risks and uncertainties, including, but not limited to, risks associated with our new and uncertain technologies, clinical trials and product development, the long and arduous process of obtaining regulatory approval, our dependence on existing strategic alliances, our dependence on patents and proprietary rights, our ability to protect and enforce our patents and proprietary rights, the development and availability of competitive products or technologies and our ability to attract and retain talented employees and to manage our expansion. These risks and uncertainties are discussed in the section of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission entitled "Factors Affecting the Company's Prospects." We do not intend to update any of these factors or to publicly announce the results of any revisions to these forward-looking statements.

Overview

We are a drug discovery company that has developed an integrated set of proprietary technologies called DiscoverWorks/TM/ which accelerate and improve the drug discovery process and capitalize on the opportunities for drug discovery presented by the thousands of new targets for drugs being revealed from the sequencing of the human genome. Our technologies also facilitate drug discovery for well-characterized disease targets that have proven difficult using traditional methods. We believe that our technologies, which apply to virtually any disease target, produce compounds suitable for development into drugs in a more timely and cost-effective manner and with a higher probability of success than that currently achieved using conventional methods. We are using our technologies both to assist collaborators in discovering drug candidates and to discover and develop our own drug candidates. Our current intent with regards to our drug candidates is to opportunistically partner with pharmaceutical companies for late stage development and commercialization.

To date, substantially all of our revenue has been from corporate collaborations, license agreements and government grants. Revenue from our corporate collaborations and our licensing agreements consists of up-front fees, ongoing research and development funding and milestone payments. Royalties from sales of products developed are not expected for at least several years, if at all. We recognize revenue from corporate collaborations, including periodic payments for research and development activities and related nonrefundable technology access fees and/or technology or software licensing fees, over the period that we perform research and development activities under the terms of these agreements. Revenue from nonrefundable up-front fees for the licensing of technology, products or software under agreements that do not require us to perform research or development activities or include other significant future performance obligations is recognized at the time that the agreement is executed or the software is delivered. Revenue resulting from the achievement of milestone events stipulated in the agreements is recognized when the milestone is achieved. With respect to license agreements where we have future performance obligations, up-front fees and other amounts received in excess of revenue recognized are recorded as deferred income.

We have incurred substantial operating losses since our inception in 1993. As of March 31, 2001, our accumulated deficit was $54.9 million. We have funded our operations primarily through public and private placements of equity securities totaling $153.0 million and cash received under collaborative agreements of $51.2 million. Our losses have resulted principally from costs incurred in research and development activities related to our efforts to develop our technologies and our internal drug discovery programs and from the associated administrative costs required to support these efforts. We currently expect to recognize revenue in 2001, including the first quarter results, of approximately $24 million relating to the recognition of up-front fees previously received, research funding payments, license fees and proceeds from equipment sales. Not included in this estimate are any potential milestone payments we may recognize under existing agreements or any amounts that we may recognize from new collaborations. We expect to incur additional operating losses over the next several years as we continue to develop our technologies and fund internal product research and development. Our ability to achieve profitability is dependent on the progress and commercialization of drug candidates from existing internal programs and collaborations and our ability to initiate and develop new internal programs and enter into additional collaborations with favorable economic terms. Payments either under collaborative agreements or related to the licensing of drug candidates we develop internally will be subject to significant fluctuation in both timing and amount and therefore our results of operations for any period may not be comparable to the results of operations for any other period.

Results of Operations

Three Months Ended March 31, 2001 and 2000

Revenue.   Our revenue for the three months ended March 31, 2001 was $5.8 million as compared to $1.5 million for the three months ended March 31, 2000. The revenue increase in 2001 results primarily from new and continuing discovery collaborations and license agreements with Bristol-Myers Squibb, Centocor, Inc., a wholly owned subsidiary of Johnson & Johnson, and Schering AG, Germany.

Research and Development Expenses.   Our research and development expenses
increased by $2.4 million, to $5.8 million for the three months ended March 31, 2001 compared to $3.4 million for the three months ended March 31, 2000. This increase was related to the expansion of research efforts in our internal programs, the commencement of collaborative discovery programs and investment in our core technologies. The expansion of research efforts required the hiring of additional personnel, resulting in increased expenses for personnel and increased expenses for equipment and lab supplies for all of these activities.

General and Administrative Expenses. Our general and administrative expenses increased by $1.7 million to $3.2 million for the three months ended March 31, 2001 compared to $1.5 million for the three months ended March 31, 2000. The increase was primarily related to increased management and administrative personnel expenses resulting from the hiring of additional personnel, expansion of our operations and business development efforts and other expenses relating to our operations as a public company.

Other Income (Expenses).   Interest income increased by $1.6 million to $1.7
million for the three months ended March 31, 2001 compared to $0.1 million for the three months ended March 31, 2000. The increase in interest income is attributable to the investment of the proceeds from our initial public offering and private placements of securities, as well as investment of the upfront fees we have received from our collaborators. Interest expense was $0.1 million for the three months ended March 31, 2001 and $0.4 million for the three months ended March 31, 2000. The decrease was due to the decrease in interest bearing notes outstanding during the period.

Liquidity and Capital Resources

At March 31, 2001 we had cash and cash equivalents and marketable securities of $113.1 million and working capital of $101.5 million. We have funded our operations to date primarily through public and private placements of equity securities with aggregate proceeds of approximately $153.0 million, and cash received under corporate collaborations totaling $51.2 million, government grants totaling $3.8 million, capital equipment and leasehold improvement financing totaling $7.8 million and interest earned on our cash balances.

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

                          PART II - OTHER INFORMATION

                                     -----

Item 1. Legal Proceedings

None

Item 2. Change in Securities and Use of Proceeds

We raised approximately $79,000,000 of net proceeds in our initial public offering that was completed in August 2000. We have invested the net proceeds from our initial public offering in high quality, short-term notes and commercial paper. During the three months ended March 31, 2001, these proceeds were used to fund some of our cash operating expenses and investing and financing activities, including among other things, research and development activities, employee compensation, and the payment of long-term debt and notes payable.

                                   Rider 13A

Item 6.  Exhibits and reports on Form 8-K.
         (a)  Exhibits

              None

         (b)  Reports on Form 8-K

              On January 3, 2001, the Company filed a Report on Form 8-K, dated January 2, 2001, relating to a press release addressing certain recent developments.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:      May 14, 2001               /s/ John M. Gill
-----     --------------                  --------------------------------
                                          John M. Gill
                                          Executive Vice President,
                                          Chief Financial Officer
                                          (Principal Financial Officer and
                                          Duly Authorized Signatory)


Date:      May 14, 2001               /s/ Scott M. Horvitz
-----     --------------                  --------------------------------
                                          Scott M. Horvitz
                                          Vice President, Finance and
                                          Administration
                                          (Principal Accounting Officer and
                                          Duly Authorized Signatory)