Form 10-Q
period 2001-06-30
3 DIMENSIONAL PHARMACEUTICALS INC
filed 2001-08-14
CIK 914201

                                    FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   (MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2001 OR

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


     As of August 9, 2001, 21,950,616 shares of common stock were outstanding.
--------------------------------------------------------------------------------

                                                                                     June 30,        December 31,
                                                                                ----------------------------------
                                                                                       2001              2000
                                                                                ----------------------------------
                                                                                     (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents...............................................    $     7,738,000   $   114,557,000
     Marketable securities...................................................         98,938,000
     Prepaid expenses and other current assets...............................          3,750,000           977,000
                                                                                ----------------  -----------------
        Total current assets.................................................        110,426,000       115,534,000
Property and equipment, net..................................................          7,166,000         5,508,000
Restricted cash..............................................................            846,000
Other assets.................................................................          1,656,000         2,202,000
                                                                                ----------------  -----------------
                                                                                 $   120,094,000   $   123,244,000
                                                                                ================  =================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses.....................................    $     3,691,000   $     3,193,000
   Current portion of deferred income........................................         10,036,000         7,385,000
   Current portion of long-term debt.........................................          1,263,000         1,209,000
   Current portion of settlement accrual.....................................                              500,000
                                                                                ----------------  -----------------
        Total current liabilities............................................         14,990,000        12,287,000
Deferred income, less current portion........................................          7,953,000         9,619,000
Long-term debt, less current portion.........................................            651,000         1,315,000
                                                                                ----------------  -----------------
                                                                                      23,594,000        23,221,000
                                                                                ----------------  -----------------
STOCKHOLDERS' EQUITY
     Common stock-$.001 par value; 45,000,000 shares authorized,
       21,916,220 and 21,385,798 shares outstanding at
       June 30, 2001 and December 31, 2000, respectively.....................             22,000            21,000
     Additional paid-in capital..............................................        157,915,000       157,223,000
     Notes receivable from officers..........................................           (390,000)         (390,000)
     Deferred compensation...................................................         (3,053,000)       (3,570,000)
     Accumulated deficit.....................................................        (57,994,000)      (53,261,000)
                                                                                ----------------  -----------------
Total stockholders' equity...................................................         96,500,000       100,023,000
                                                                                ----------------  -----------------
                                                                                 $   120,094,000   $   123,244,000
                                                                                ================  =================

                      3-DIMENSIONAL PHARMACEUTICALS, INC.
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                  Three months ended          Six months ended
                                                       June 30,                  June 30,
                                               ------------------------------------------------------
                                                   2001         2000            2001         2000
                                               ------------ ------------    ------------ ------------
Grant and research revenue                      $ 6,643,000  $ 2,131,000     $12,439,000  $ 3,615,000

Costs and expenses:
    Research and development                      6,894,000    3,135,000      12,668,000    6,560,000
    General and administrative                    4,157,000    1,684,000       7,401,000    3,221,000
                                               ------------ ------------    ------------ ------------
Total costs and expenses                         11,051,000    4,819,000      20,069,000    9,781,000
                                               ------------ ------------    ------------ ------------
Loss from operations                             (4,408,000)  (2,688,000)     (7,630,000)  (6,166,000)
Interest income                                   1,376,000      326,000       3,035,000      413,000
Interest expense                                    (62,000)    (115,000)       (140,000)    (466,000)
                                               ------------ ------------    ------------ ------------
Net loss                                        $(3,094,000) $(2,477,000)    $(4,735,000) $(6,219,000)

Declared and accrued cumulative
  dividends on preferred stock...........                       (167,000)                    (334,000)
                                               ------------ ------------    ------------ ------------
Net loss applicable to
  common stock...........................       $(3,094,000) $(2,644,000)    $(4,735,000) $(6,553,000)
                                               ============ ============    ============ ============
Basic and diluted net loss per
  common share-historical................       $     (0.14) $     (3.76)    $     (0.22) $     (9.61)

Weighted average common shares
  outstanding-historical.................        21,416,000      740,000      21,365,000      682,000
                                               ------------ ------------    ------------ ------------

Basic and diluted net loss per
  common share-pro-forma for the three
  and six months ended June 30, 2000....        $     (0.14) $     (0.18)    $     (0.22) $     (0.52)

Weighted average common shares
  outstanding pro-forma for the three
  and six months ended June 30, 2000....         21,416,000   13,824,000      21,365,000   12,056,000
                                               ------------ ------------    ------------ ------------

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                             --------------------------------
                                                                                   2001             2000
                                                                             ---------------  ---------------
Cash flows from operating activities:
Net loss...................................................................   $  (4,735,000)     $(6,219,000)
Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Depreciation and amortization.........................................       1,203,000          789,000
     Amortization of premium on short-term investments.....................         354,000
     Amortization of discount on short-term investments....................        (471,000)
     Accretion of interest on discounted note payable......................          16,000
     Compensation charge in connection with acceleration of
               vesting of options and stock and other......................         155,000
     Valuation of options and warrants.....................................         657,000          155,000
     Interest paid with preferred stock....................................                          238,000
     Changes in:
        Grants and contracts receivable...................................        (906,000)        (501,000)
        Other assets......................................................      (1,321,000)        (329,000)
        Accounts payable and accrued expenses.............................         499,000         (993,000)
        Settlement accrual.................................................       (500,000)        (500,000)
        Deferred income...................................................         984,000          348,000
                                                                             ---------------  ---------------
                       Net cash (used in) operating activities.............      (4,065,000)      (7,012,000)
                                                                             ---------------  ---------------
Cash flows from investing activities:
     Purchases of investment securities....................................    (111,348,000)
     Sale and maturities of investment securities..........................      12,527,000
     Investment in restricted cash.........................................        (846,000)
     Capital expenditures..................................................      (2,860,000)      (1,044,000)
                                                                             ---------------  ---------------
                       Net cash (used in) investing activities.............    (102,527,000)      (1,044,000)
                                                                             ---------------  ---------------
Cash flows from financing activities:
     Proceeds from sale of stock and exercise of options and
          warrants.........................................................         399,000       23,953,000
     Loan made to officer..................................................                         (520,000)
     Reduction of long-term debt and notes payable.........................        (626,000)        (622,000)
                                                                             ---------------  ---------------
                       Net cash provided by (used in) financing
                         activities........................................        (227,000)      22,811,000
                                                                             ---------------  ---------------

Net increase (decrease) in cash and cash equivalents.......................    (106,819,000)      14,755,000
Cash and cash equivalents-beginning of period..............................     114,557,000        7,645,000
                                                                             ---------------  ---------------

Cash and cash equivalents-end of period....................................   $   7,738,000      $22,400,000
                                                                             ===============  ===============
Supplemental disclosures of cash flow information:
        Cash paid for interest.............................................         124,000          183,000
        Noncash investing and financing activities:
             Dividend declared but not paid................................                          501,000
             Notes payable (including interest due of $353,000)
                  exchanged for redeemable preferred stock.................                       10,353,000

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

                                                      3-Dimensional Pharmaceuticals, Inc.
                                                                EPS Presentation

                                                          Three Months Ended  June 30,             Six Months Ended June 30,
                                                      -------------------------------------  -------------------------------------
                                                               2001                2000                2001               2000
                                                               ----                ----                ----               ----
Net loss                                              $    (3,094,000)  $       (2,477,000)  $      (4,735,000) $      (6,219,000)

Declared and accrued cumulative
 dividends on preferred stock                                                     (167,000)                              (334,000)
                                                      -------------------------------------  -------------------------------------

Net loss to common stockholders                       $    (3,094,000)  $       (2,644,000)  $      (4,735,000) $      (6,553,000)

                                                      =====================================  =====================================

Basic
Weighted shares of common stock average outstanding        21,554,405              955,312          21,503,933            867,749
Less: weighted average shares subject to repurchase          (138,228)            (251,374)           (139,016)          (185,686)
                                                      -------------------------------------  -------------------------------------
Weighted basic average net shares used in
 computing loss per share                                  21,416,177              703,939          21,364,917            682,063

                                                      -------------------------------------  -------------------------------------
Basic net loss per share                              $         (0.14)  $            (3.76)  $           (0.22) $           (9.61)
                                                      =====================================  =====================================


Diluted
     Shares used in computing basic net
      loss per share                                       21,416,177              703,939          21,364,917            682,063
          Add: Weighted Average of Dilutive                        -                   -                   -                  -
           Securities                                 -------------------------------------  -------------------------------------
Shares used in computing diluted net
 loss per share                                            21,416,177              703,939          21,364,917            682,063
                                                      -------------------------------------  -------------------------------------
Diluted net loss per share                            $         (0.14)  $            (3.76)  $           (0.22) $           (9.61)
                                                      =====================================  =====================================

Pro forma:
   Net loss to common stockholders                    $    (3,094,000)  $       (2,644,000)  $      (4,735,000) $      (6,553,000)
Add: Declared and accrued cumulative dividends
 on preferred stock                                                                167,000                                334,000
                                                      -------------------------------------  -------------------------------------
     Net loss                                         $    (3,094,000)  $       (2,477,000)  $      (4,735,000) $      (6,219,000)
                                                      =====================================  =====================================

Shares used to compute basic net loss
     per share above                                       21,416,177              703,939          21,364,917            682,063
     Pro forma adjustment to reflect the weighted-
      average effect of assumed conversion of
      convertible preferred stock                                  -            13,073,770                             11,328,033
         Add: Common shares Subject to Repurchase
                with accelerated vesting Provision                 -                45,982                                 45,982
                                                      -------------------------------------  -------------------------------------
     Shares used in computing pro forma basic
      net loss per share                                   21,416,177           13,823,690          21,364,917         12,056,078

        Pro forma basic net loss per share             $        (0.14)   $           (0.18)  $           (0.22) $           (0.52)
                                                      =====================================  =====================================


Diluted Proforma:
     Shares used in computing pro forma basic
      net loss per share                                   21,416,177           13,823,690          21,364,917         12,056,078

Add: Weighted Average of Dilutive Securities                       -                   -                   -                  -
                                                      -------------------------------------  -------------------------------------
     Shares used in computing pro forma diluted
      net loss per share                                   21,416,177           13,823,690          21,364,917         12,056,078
                                                      -------------------------------------  -------------------------------------
        Pro forma diluted net loss per share           $        (0.14)   $           (0.18)  $           (0.22) $           (0.52)
                                                      =====================================  =====================================


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report includes "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and contentions and are not historical facts and typically are identified by use of terms such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue" and similar words, although some forward-looking statements are expressed differently. You should be aware that the forward-looking statements included herein represent management's current judgment and expectations, but our actual results, events and performance could differ materially from those in the forward-looking statements. The forward-looking statements are subject to a number of risks and uncertainties, including, but not limited to, risks associated with our new and uncertain technologies, clinical trials and product development, the long and arduous process of obtaining regulatory approval, our dependence on existing strategic alliances, our dependence on patents and proprietary rights, our ability to protect and enforce our patents and proprietary rights, the development and availability of competitive products or technologies and our ability to attract and retain talented employees and to manage our expansion as a company increasingly focused on internal product research and development. These risks and uncertainties are discussed in the section of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission entitled "Factors Affecting the Company's Prospects." We do not intend to update any of these factors or to publicly announce the results of any revisions to these forward-looking statements.

Overview

We are a drug discovery and development company that has developed an integrated set of proprietary technologies called DiscoverWorks(TM) that accelerates and improves the drug discovery process and capitalizes on opportunities for drug discovery presented by the thousands of new drug targets revealed from sequencing the human genome. Our technologies also facilitate discovering drugs for well-characterized disease targets that have proven difficult using traditional methods. We believe that our technologies produce compounds suitable for development into drugs in a more timely and cost-effective manner and with a higher probability of success than that currently achieved using conventional methods. We use DiscoverWorks to discover and develop drugs for partners and for our own pipeline.

To date, substantially all of our revenue has been from corporate collaborations, license agreements and government grants. Revenue from corporate collaborations and licensing agreements consists of up-front fees, on-going research and development funding and milestone payments. Royalties from sales of developed products are not expected for at least several years, if at all. We recognize revenue from corporate collaborations, including periodic payments for research and development activities and related nonrefundable technology access fees and/or technology or software licensing fees, over the period that we perform research and development activities under the terms of the agreements. Revenue from nonrefundable up-front fees for the licensing of technology, products or software under agreements that do not require us to perform research or development activities or include other significant future performance obligations is recognized at the time that the agreement is executed or the software is delivered. Revenue resulting from the achievement of milestone events stipulated in the agreements is recognized when the milestone is achieved. With respect to license agreements where we have future performance obligations, up-front fees and other amounts received in excess of revenue recognized are recorded as deferred income.

We have incurred substantial operating losses since our inception in 1993. As of June 30, 2001, our accumulated deficit was $58.0 million. We have funded our operations primarily through public and private placements of equity securities totaling $153.0 million and cash received under collaborative agreements of $56.6 million. Our losses have resulted from costs incurred in research and development activities related to technology development, internal drug discovery and development programs and associated administrative support costs. During the first half of 2001 our staff has grown from 125 to 170, which includes 75 Ph.D.s. We expect to add up to 50 additional employees during the remainder of the year.

We expect to recognize approximately $25 million of revenue in 2001 relating to up-front fees, research funding payments, license fees and equipment sales under existing collaborations. For 2002, our existing collaborations are expected to provide revenues of approximately $20 million relating to up-front fees, research funding payments and license fees. Not included in these estimates are potential milestone payments from existing agreements or revenues from any new collaborations. We intend to enter into additional DiscoverWorks collaborations; however, our basic business model is to focus a greater portion of our effort on internal product research and development. As a result, we expect to incur increasing operating losses over the next several years.

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

Results of Operations

Three Months Ended June 30, 2001 and 2000

Revenue. Our revenue for the three months ended June 30, 2001 was $6.6 million as compared to $2.1 million for the three months ended June 30, 2000. The revenue increase results from discovery collaborations and license agreements with Bristol-Myers Squibb, Centocor, Inc., a wholly owned subsidiary of Johnson & Johnson, and Schering AG, Germany.

Research and Development Expenses. Our research and development expenses increased by $3.8 million, to $6.9 million for the three months ended June 30, 2001, compared to $3.1 million for the three months ended June 30, 2000. During the quarter we continued to expand our research and development investments in our internal and collaborative programs.

General and Administrative Expenses. Our general and administrative expenses increased by $2.5 million to $4.2 million for the three months ended June 30, 2001, compared to $1.7 million for the three months ended June 30, 2000. The increase was primarily related to increased investments in management, business development and facilities required to support our continued growth, and other expenses relating to our operations as a public company.

Other Income (Expense). Interest income increased by $1.1 million to $1.4 million for the three months ended June 30, 2001, compared to $0.3 million for the three months ended June 30, 2000. The increase in interest income is attributable to the investment of the proceeds from our initial public offering and private placements of securities, as well as the investment of the upfront fees we have received from our collaborators.

Six Months Ended June 30, 2001 and 2000

Revenue. Our revenue for the six months ended June 30, 2001 was $12.4 million as compared to $3.6 million for the six months ended June 30, 2000. The revenue increase results from discovery collaborations and license agreements with Bristol-Myers Squibb, Centocor, Inc., a wholly owned subsidiary of Johnson & Johnson, and Schering AG, Germany.

Research and Development Expenses. Our research and development expenses increased by $6.1 million to $12.7 million for the six months ended June 30, 2001, compared to $6.6 million for the six months ended June 30, 2000. During the first half of 2001 we continued to expand our research and development investments in our internal and collaborative programs.

General and Administrative Expenses. Our general and administrative expenses increased by $4.2 million to $7.4 million for the six months ended June 30, 2001 compared to $3.2 million for the six months ended June 30, 2000. The increase was primarily related to increased investments in management, business development and facilities required to support our continued growth, and other expenses relating to our operations as a public company.

Other Income (Expense). Interest income increased by $2.6 million to $3.0 million for the six months ended June 30, 2001, compared to $0.4 million for the six months ended June 30, 2000. The increase in interest income is attributable to the investment of the proceeds from our initial public offering and private placements of securities, as well as the investment of the upfront fees we have received from our collaborators. Interest expense was $0.1 million for the six months ended June 30, 2001 and $0.5 million for the six months ended June 30, 2000. The decrease was due to the decrease in interest bearing notes outstanding during the period.

Liquidity and Capital Resources

At June 30, 2001 we had cash and cash equivalents and marketable securities of $106.7 million and working capital of $95.4 million. We have funded our operations to date primarily through public and private placements of equity securities with aggregate proceeds of approximately $153.0 million, and cash received under corporate collaborations totaling $52.8 million, government grants totaling $3.8 million, capital equipment and leasehold improvement financing totaling $7.8 million and interest earned on our cash balances.

To date, substantially all of our revenue has been from corporate collaborations, license agreements and government grants. We expect that substantially all of our revenue for the foreseeable future will come from similar sources. We expect to incur increasing operating losses over the next several years as we continue to fund internal product research and development and further develop our technologies. We believe that our available cash and cash equivalents, expected revenue from collaborations and license arrangements, existing capital resources and interest income should be sufficient to fund anticipated levels of operations for at least the next two years.

                           PART II - OTHER INFORMATION
                                      ---
Item 1. Legal Proceedings

None

Item 2. Change in Securities and Use of Proceeds

We raised approximately $79,000,000 of net proceeds in our initial public offering that was completed in August 2000. We have invested the net proceeds from our initial public offering in high quality, short-term notes and commercial paper. During the six months ended June 30, 2001, these proceeds were used to fund our cash operating expenses and were used for, among other things, research and development activities, employee compensation, the purchase of equipment and the payment of accounts payable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Annual Meeting of Stockholders of the Company was held on May 14, 2001 (the "Annual Meeting").

     (b) The following two directors were elected at the Annual Meeting for terms expiring in 2004: Dr. Zola P. Horovitz and Mr. Harold Werner. The following six directors are serving terms that continued after the Annual
     Meeting: Dr. David C. U'Prichard, Dr. F. Raymond Salemme, Dr. Bernard Canavan, Dr. James H. Cavanaugh, Mr. David R. King and Mr. Joshua Ruch.

     (c) At the Annual Meeting, the stockholders also voted to approve an amendment and restatement of the Company's 2000 Equity Compensation Plan to increase the number of shares of the Company's Common Stock authorized for issuance under such Plan from 2,200,000 to a total of 4,200,000, an increase of 2,000,000.

         The votes cast in respect of the matters considered at the Annual Meeting were as follows:

         Election of Directors:
         ----------------------

                                             Votes For           Votes Withheld

                  Dr. Zola P. Horovitz      14,766,897                 2,621
                  Mr. Harold Werner         14,766,897                 2,621

         Approval of Amendment and Restatement of the Company's 2000 Equity
         -------------------------------------------------------------------
         Compensation Plan:
         ------------------

                  Votes For                   12,476,886
                  Votes Against                  657,560
                  Abstentions                     14,262
                  Broker Non-Votes             1,238,225

                                    Rider 13A

Item 6.  Exhibits and reports on Form 8-K.

         (a)   Exhibits

               Exhibit 10.41

                      Additional and Alternative Target Agreement with Boehringer Ingelheim Pharmaceuticals, Inc.*

               Exhibit 10.42

                      Amendment No. 1 to Discoverworks(TM) Drug Discovery Collaboration Agreement dated July 7, 2000*

               Exhibit 10.43

                      Agreement for Cranbury office lease dated June 14, 2001

         (b)   Reports on Form 8-K

               None

* Confidential Treatment has been requested with respect to the portions of the exhibit that are indicated by brackets and asterisks. A complete copy of the exhibit has been separately filed with the Securities and Exchange Commission.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






Date:      August 14, 2001           /s/ John M. Gill
-----      ---------------     ------------------------------------------

                               John M. Gill
                               Executive Vice President, Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)

Date:      August 14, 2001           /s/ Scott M. Horvitz
-----      ---------------     ------------------------------------------

                               Scott M. Horvitz
                               Vice President, Finance and Administration
                               (Principal Accounting Officer and Duly Authorized Signatory)