Form 10-Q
period 2001-09-30
3 DIMENSIONAL PHARMACEUTICALS INC
filed 2001-11-14
CIK 914201

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

                                      OR

[_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                       Commission file number 000-30992


                      3-DIMENSIONAL PHARMACEUTICALS, INC.
     ---------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                Delaware                                  23-2716487
     ----------------------------           ------------------------------------
     (State or other jurisdiction           (I.R.S. Employer Identification No.)
  of incorporation or organization)


                             1020 Stony Hill Road
                             Yardley, Pennsylvania
                                     19067
                   ----------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                 267/757-7200
                   ----------------------------------------
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X     No   _______
     ------

     As of November 12, 2001, 21,987,702 shares of common stock were outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
                       3-DIMENSIONAL PHARMACEUTICALS, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                       September 30,       December 31,
                                                                       --------------------------------
                                                                           2001                2000
                                                                       -------------      -------------
ASSETS
Current assets:
    Cash and cash equivalents ....................................     $  17,826,000      $ 114,557,000
    Marketable securities ........................................        83,066,000
    Prepaid expenses and other current assets ....................         3,338,000            977,000
                                                                       -------------      -------------
       Total current assets ......................................       104,230,000        115,534,000
Property and equipment, net ......................................         8,348,000          5,508,000
Restricted cash ..................................................           835,000
Other ............................................................         1,232,000          2,202,000
                                                                       -------------      -------------
                                                                       $ 114,645,000      $ 123,244,000
                                                                       =============      =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilites:
    Accounts payable and accrued expenses ........................     $   5,257,000      $   3,193,000
    Current portion of deferred revenue ..........................        10,076,000          7,385,000
    Current portion of long-term debt ............................         1,215,000          1,209,000
    Current portion of settlement accrual ........................                             500,0000
                                                                       -------------      -------------
       Total current liabilities .................................        16,548,000         12,287,000
Deferred revenue, less current portion ...........................         5,619,000          9,619,000
Long-term debt, less current portion .............................          514,0000          1,315,000
                                                                       -------------      -------------
                                                                          22,681,000         23,221,000
                                                                       -------------      -------------

STOCKHOLDERS' EQUITY
    Common stock-$.001 par value; 45,000,000 shares authorized
       21,970,616 and 21,385,798 shares outstanding at
       September 30, 2001 and December 31, 2000, respectively ....            22,000             21,000
    Additional paid-in capital ...................................       158,093,000        157,223,000
    Notes receivable from officers ...............................          (390,000)          (390,000)
    Deferred compensation ........................................        (2,800,000)        (3,570,000)
    Accumulated deficit ..........................................       (62,961,000)       (53,261,000)
                                                                       -------------      -------------
Total stockholders' equity .......................................        91,964,000        100,023,000
                                                                       -------------      -------------
                                                                       $ 114,645,000      $ 123,244,000
                                                                       =============      =============

                       3-DIMENSIONAL PHARMACEUTICALS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                Three months ended                        Nine months ended
                                                                   September 30,                             September 30,
                                                        ---------------------------------------------------------------------------
                                                             2001                2000                  2001                2000
                                                        ------------         ------------         ------------         ------------
Grant and research revenue .....................        $  5,788,000         $  4,994,000         $ 18,227,000         $  8,609,000

Costs and expenses:
    Research and development ...................           8,279,000            3,423,000           20,947,000            9,983,000
    General and administrative .................           3,679,000            2,023,000           11,080,000            5,244,000
                                                        ------------         ------------         ------------         ------------
Total costs and expenses .......................          11,958,000            5,446,000           32,027,000           15,227,000
                                                        ------------         ------------         ------------         ------------
Loss from operations ...........................          (6,170,000)            (452,000)         (13,800,000)          (6,618,000)

Interest income ................................           1,282,000            1,281,000            4,317,000            1,693,000
Interest expense ...............................             (77,000)            (100,000)            (217,000)            (565,000)

                                                        ------------         ------------         ------------         ------------
Income (loss) before income taxes ..............          (4,965,000)             729,000           (9,700,000)          (5,490,000)

Provision for income taxes .....................                                  320,000                                   320,000
                                                        ------------         ------------         ------------         ------------
Net income (loss) ..............................          (4,965,000)             409,000           (9,700,000)          (5,810,000)


Declared and accrued cumulative
    dividends on preferred stock ...............                                  (62,000)                                 (396,000)

                                                        ------------         ------------         ------------         ------------
Net loss applicable to
    common stock ...............................        $ (4,965,000)        $    347,000         $ (9,700,000)        $ (6,206,000)

                                                        ============         ============         ============         ============

Basic net earnings (loss) per
    common share-historical ....................        $      (0.23)        $       0.03         $      (0.45)        $      (1.33)


Weighted average common shares
    outstanding-historical .....................          21,817,000           12,698,000           21,519,000            4,673,000
                                                        ------------         ------------         ------------         ------------

Diluted net earnings (loss) per
    common share-historical ....................        $      (0.23)        $       0.02         $      (0.45)        $      (1.33)

Weighted average common shares and
    equivalents outstanding-historical .........          21,817,000           21,066,000           21,519,000            4,673,000
                                                        ------------         ------------         ------------         ------------

Basic net earnings (loss) per
    common share-pro forma .....................                             $       0.02                              $      (0.42)


Weighted average common shares
    outstanding-pro forma ......................                               17,496,000                                13,870,000
                                                                             ------------                              ------------
Diluted net earnings (loss) per
    common share-pro forma .....................                             $       0.02                              $      (0.42)

Weighted average common shares and
    equivalents outstanding-pro forma ..........                               21,066,000                                13,870,000
                                                                             ------------                              ------------

                      3-DIMENSIONAL PHARMACEUTICALS, INC.
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                        --------------------------------------
                                                                             2001                     2000
                                                                        -------------            -------------
Cash flows from operating activities:
Net loss ...........................................................    $  (9,700,000)           $  (5,810,000)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Depreciation and amortization ....................................        1,936,000                1,275,000
  Amortization of premium on short-term investments ................          589,000
  Amortization of discount on short-term investments ...............         (635,000)
  Accretion of interest on discounted note payable .................           24,000                   16,000
  Compensation charge in connection with acceleration of
        vesting of options and stock ...............................          155,000                   38,000
  Valuation of options and warrants ................................          910,000                  448,000
  Interest paid with common stock ..................................                                    49,000
  Interest paid with preferred stock ...............................                                   239,000
      Changes in:
         Grants and contracts receivable ...........................          (47,000)                (448,000)
         Other assets ..............................................       (2,694,000)              (1,638,000)
         Accounts payable and accrued expenses .....................        2,064,000                 (906,000)
         Settlement accrual ........................................         (500,000)              (1,000,000)
         Deferred revenue ..........................................       (1,310,000)              22,152,000
                                                                        -------------            -------------
             Net cash provided by (used in) operating activities ...       (9,208,000)              14,415,000
                                                                        -------------            -------------

Cash flows from investing activities:
  Purchase of investment securities ................................     (128,912,000)
  Sale and maturities of investment securities .....................       45,892,000
  Capital expenditures .............................................       (4,260,000)              (2,216,000)
                                                                        -------------            -------------

             Net cash (used in) investing activities ...............     (87,280,000)              (2,216,000)
                                                                        -------------            -------------

Cash flows from financing activities:
  Proceeds from sale of stock and exercise of options and
      warrants .....................................................          576,000              103,033,000
  Dividends paid on Series A-1 Preferred Stock .....................                                  (229,000)
  Loan made to officer .............................................                                  (519,000)
  Repayment of long-term debt and notes payable ....................         (819,000)                (937,000)
                                                                        -------------            -------------
             Net cash provided by (used in) financing
               activities ..........................................         (243,000)             101,348,000
                                                                        -------------            -------------

Net increase (decrease) in cash and cash equivalents ...............      (96,731,000)             113,547,000
Cash and cash equivalents-beginning of period ......................      114,557,000                7,645,000
                                                                        -------------            -------------
Cash and cash equivalents-end of period ............................    $  17,826,000            $ 121,192,000
                                                                        =============            =============

Supplemental disclosures of cash flow information:
  Cash paid for interest ...........................................    $     194,000            $     261,000
  Noncash investing and financing activities:
    Equipment purchased under capital leases .......................                                   390,000
    Dividend declared but not paid .................................                                   501,000
    Note receivable exchanged for common stock .....................                                    19,000
    Notes payable (including interest due of $89,000)
      exchanged for common stock ...................................                                 1,069,000
    Notes payable (including interest due of $353,000)
      exchanged for redeemable preferred stock .....................                                10,353,000

                       3-Dimensional Pharmaceuticals, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Basis of Presentation:

The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management's opinion, the accompanying consolidated financial statements contain all adjustments, consisting of normally recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations. Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited consolidated financial statements should be read in conjunction with the Company's 2000 audited financial statements and footnotes included in the Company's Annual Report on Form 10-K (File No. 000-30992).

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

2. Revenue recognition

Revenue from corporate collaborations and licensing agreements consists of up-front fees, on going research and development funding and milestone payments. The Company recognizes revenue from corporate collaborations, including periodic payments for research and development activities and related nonrefundable technology access fees and/or technology or software licensing fees, over the period that it performs research and development activities under the terms of the agreements. Revenue from nonrefundable up-front fees for the licensing of technology, products or software under agreements that do not require the Company to perform research or development activities or include other significant future performance obligations is recognized at the time that the agreement is executed or the software is delivered. Revenue resulting from the achievement of milestone events stipulated in the agreements is recognized when the milestone is achieved. With respect to license agreements where the Company has future performance obligations, up-front fees and other amounts received in excess of revenue recognized are recorded as deferred income.

In the year ended December 31, 1999, the Company changed its method of recognizing revenue with respect to nonrefundable up-front fees received under corporate collaboration research agreements to the method described above to conform with the requirements of an accounting bulletin on revenue recognition issued by the staff of the Securities and Exchange Commission in December 1999 and retroactively restated its financial statements for prior years to reflect the application of the new method. Prior to the change the Company recognized revenue from such fees upon the execution of the agreement.

3. Net Loss Per Common Share

The Company has presented basic and diluted net loss per share pursuant to the Statement of Financial Accounting Standards (SFAS) No. 128 Earnings per Share, and the Securities and Exchange Commission's Staff Accounting Bulletin No. 98. In accordance with SFAS 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Pro forma basic and diluted net loss per common share, as presented in the statements of operations, gives effect to the conversion of the redeemable convertible preferred stock, which automatically converted to common stock upon the closing of the Company's initial public offering, from the original date of issuance.

                       3-Dimensional Pharmaceuticals, Inc.
                                EPS Presentation

                                                               Three Months Ended September 30,     Nine Months Ended September 30,
                                                               --------------------------------     -------------------------------
                                                                     2001             2000               2001             2000
                                                                     ----             ----               ----             ----
Net income (loss)                                               $ (4,965,000)     $    409,000      $ (9,700,000)    $ (5,810,000)

Declared and accrued cumulative dividends on preferred stock                           (62,000)                          (396,000)
                                                                ------------------------------      -----------------------------

   Net income (loss) to common stockholders                     $ (4,965,000)     $    347,000      $ (9,700,000)    $ (6,206,000)
                                                                ==============================      =============================
Basic
  Weighted average shares of common stock outstanding             21,948,447        12,902,125        21,653,497        4,864,959
  Less: weighted average shares subject to repurchase               (131,132)         (204,417)         (134,688)        (192,118)
                                                                ------------------------------      -----------------------------
  Weighted average shares used in computing basic net
  earnings (loss) per share                                       21,817,316        12,697,708        21,518,808        4,672,842

                                                                ------------------------------      -----------------------------
  Basic net earnings (loss) per share                           $      (0.23)     $       0.03      $      (0.45)    $      (1.33)
                                                                ==============================      =============================

Diluted
  Shares used in computing basic net earnings
  (loss) per share                                                21,817,316        12,697,708        21,518,808        4,672,842
  Add: Weighted Average of Dilutive Securities                            --         8,368,707                --               --
  Shares used in computing diluted net earnings
                                                                ------------------------------      -----------------------------
  (loss) per share                                                21,817,316        21,066,415        21,518,808        4,672,842

Diluted net earnings (loss) per share                           $      (0.23)     $       0.02      $      (0.45)    $      (1.33)
                                                                ==============================      =============================


Pro forma:
  Net income (loss) to common stockholders                                        $    347,000                        ($6,206,000)
  Add:Declared and accrued cumulative dividends on
  preferred stock                                                                       62,000                            396,000
                                                                                  ------------                       ------------
  Net income (loss)                                                               $    409,000                        ($5,810,000)
                                                                                  ============                       ============
  Shares used to compute basic net earnings (loss)
  per share above                                                                   12,697,708                          4,672,842
  Pro forma adjustment to reflect the weighted-
  average effect of assumed conversion of
  convertible preferred stock                                                        4,781,955                          9,160,754
    Add: Common shares Subject to Repurchase
      with accelerated vesting Provision                                                16,169                             36,081
                                                                                  ------------                       ------------
  Shares used in computing pro forma basic
  net earnings (loss) per share                                                     17,495,832                         13,869,677

                                                                                  ------------                       ------------
  Pro forma basic net earnings (loss) per share                                   $       0.02                       $      (0.42)
                                                                                  ============                       ============

Diluted Pro forma:
  Shares used in computing pro forma basic
  net earnings (loss) per share                                                     17,495,832                         13,869,677
    Add: Weighted Average of Dilutive Securities                                     3,570,583                                 --
                                                                                  ------------                       ------------
  Shares used in computing pro forma diluted
  net earnings (loss) per share                                                     21,066,415                         13,869,677

  Pro forma diluted net earnings (loss) per share                                 $       0.02                       $      (0.42)
                                                                                  ============                       ============

The Company has excluded all outstanding redeemable convertible preferred stock, stock options and warrants, and shares subject to repurchase from the calculation of basic and diluted loss per common share because all such securities are antidilutive for all applicable periods presented. The pro forma calculations exclude outstanding stock options and warrants, and shares subject to repurchase as they are antidilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a drug discovery and development company that has developed an integrated set of proprietary technologies called DiscoverWorks(R) that accelerates and improves the drug discovery process and capitalizes on opportunities for drug discovery presented by the thousands of new drug targets revealed from sequencing the human genome. Our technologies also facilitate discovering drugs for well-characterized disease targets that have proven difficult using traditional methods. We believe that our technologies produce compounds suitable for development into drugs in a more timely and cost-effective manner and with a higher probability of success than that currently achieved using conventional methods. We use DiscoverWorks to discover and develop drugs for partners and for our own pipeline.

To date, substantially all of our revenue has been from corporate collaborations, license agreements and government grants. Revenue from corporate collaborations and licensing agreements consists of up-front fees, ongoing research and development funding and milestone payments. Royalties from sales of developed products are not expected for at least several years, if at all. We recognize revenue from corporate collaborations, including periodic payments for research and development activities and related nonrefundable technology access fees and/or technology or software licensing fees, over the period that we perform research and development activities under the terms of the agreements. Revenue from nonrefundable up-front fees for the licensing of technology, products or software under agreements that do not require us to perform research or development activities or include other significant future performance obligations is recognized at the time that the agreement is executed or the software is delivered. Revenue resulting from the achievement of milestone events stipulated in the agreements is recognized when the milestone is achieved. With respect to license agreements under which we have future performance obligations, up-front fees and other amounts received in excess of revenue recognized are recorded as deferred income.

We have incurred substantial operating losses since our inception in 1993. As of September 30, 2001, our accumulated deficit was $63.0 million. We have funded our operations primarily through public and private placements of equity securities totaling $153.0 million and cash received under collaborative agreements of $60.9 million. Our losses have resulted from costs incurred in research and development activities related to technology development, internal drug discovery and development programs and associated administrative support costs. During the first nine months of 2001 our staff has grown from 125 to 200, which includes 90 Ph.D.s.

We expect to recognize approximately $28.2 million of revenue in 2001 relating to up-front fees, research funding payments and license fees from existing collaborations, of which $18.2 million has been recognized during the first nine months. Included in the 2001 revenue estimate is a $4 million payment resulting from a milestone that the Company achieved in October of 2001 in connection with a collaboration agreement with Centocor, Inc. to develop oral thrombin inhibitors. For 2002, our existing collaborations are expected to provide revenues of approximately $20 million resulting from up-front fees, research funding payments and license fees. Not included in the 2002 estimate are potential milestone payments from existing agreements or revenues from any new collaborations. One of our goals is to enter into additional DiscoverWorks collaborations; however, our basic business model is to focus a greater portion of our efforts on internal product research and development. As a result, we expect to incur increasing operating losses over the next several years.

Our ability to achieve profitability is dependent on the progress and commercialization of drug candidates from existing internal programs and collaborations and our ability to initiate and develop new internal programs and enter into additional collaborations with favorable economic terms. Payments either under collaborative agreements or resulting from the licensing of drug candidates that we develop internally will be subject to significant fluctuation in both timing and amount and therefore our results of operations for any period may not be comparable to the results of operations for any other period.

Results of Operations

Three Months Ended September 30, 2001 and 2000

Revenue. Our revenue for the three months ended September 30, 2001 was $5.8 million as compared to $5.0 million for the three months ended September 30, 2000. The revenue increase resulted from discovery collaborations and license agreements with Bristol-Myers Squibb Company and Centocor, Inc., a wholly owned subsidiary of Johnson & Johnson, that commenced in July 2000 and December 2000, respectively.

Research and Development Expenses. Our research and development expenses increased by $4.9 million, to $8.3 million for the three months ended September 30, 2001, compared to $3.4 million for the three months ended September 30, 2000. During the quarter we continued to expand our research and development investments in our internal and collaborative programs.

General and Administrative Expenses. Our general and administrative expenses increased by $1.7 million to $3.7 million for the three months ended September 30, 2001, compared to $2.0 million for the three months ended September 30, 2000. The increase was primarily related to increased management expenses, increased investments in business development and facilities required to support our continued growth, and other expenses relating to our operations as a public company.

Other Income (Expenses). Interest income was $1.3 million for the three months ended September 30, 2001 and $1.3 million for the three months ended September 30, 2000. Interest income results from the investment of the proceeds from our initial public offering and private placements of securities, as well as investment of the up-front fees we have received from our collaborators.

Provision for Income Taxes. We have significant net operating loss carryforwards for federal income taxes. We also have federal research and development tax credit carryforwards. The provision for income taxes for the three months ended September 30, 2000 represents a provision for the federal alternative minimum tax and state income tax. For income tax purposes, up-front payments from collaborators are taxable when received.

Nine Months Ended September 30, 2001 and 2000

Revenue. Our revenue for the nine months ended September 30, 2001 was $18.2 million as compared to $8.6 million for the nine months ended September 30, 2000. The revenue increase resulted from discovery collaborations and license agreements with Bristol-Myers Squibb Company, Centocor, Inc., a wholly owned subsidiary of Johnson & Johnson, and Schering AG, Germany.

Research and Development Expenses. Our research and development expenses increased by $10.9 million to $20.9 million for the nine months ended September 30, 2001, compared to $10.0 million for the nine months ended September 30, 2000. During the first nine months of 2001, we continued to expand our research and development investments in our internal and collaborative programs.

General and Administrative Expenses. Our general and administrative expenses increased by $5.9 million to $11.1 million for the nine months ended September 30, 2001 compared to $5.2 million for the nine months ended September 30, 2000. The increase was primarily related to increased management expenses, increased investments in business development and facilities required to support our continued growth, and other expenses relating to our operations as a public company.

Other Income (Expenses). Interest income increased by $2.6 million to $4.3 million for the nine months ended September 30, 2001, compared to $1.7 million for the nine months ended September 30, 2000. The increase in interest income is attributable to the investment of the proceeds from our initial public offering and private placements of securities, as well as investment of the up-front fees we have received from our collaborators. Interest expense was $0.2 million for the nine months ended September 30, 2001 and $0.6 million for the nine months ended September 30, 2000. The decrease was due to the decrease in interest-bearing notes outstanding during the period.

Provision for Income Taxes. We have significant net operating loss carryforwards for federal income taxes. We also have federal research and development tax credit carryforwards. The provision for income taxes for the nine months ended September 30, 2000 represents a provision for the federal alternative minimum tax and state income tax. For income tax purposes, up-front payments from collaborators are taxable when received.

Liquidity and Capital Resources

At September 30, 2001, we had cash, cash equivalents and marketable securities of $100.9 million and working capital of $87.7 million. We have funded our operations to date primarily through public and private placements of equity securities with aggregate proceeds of approximately $153.0 million, and cash received from corporate collaborations totaling $57.2 million, government grants totaling $3.8 million, capital equipment and leasehold improvement financing totaling $7.8 million and interest earned on our cash balances.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuating interest expense is limited to our capital lease obligations, the underlying interest rates of which are closely tied to market rates, and our investments in interest rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We seek to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We seek to minimize the risk of default by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest rate sensitive financial instruments at September 30, 2000 or September 30, 2001. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase our interest expense.

                           PART II - OTHER INFORMATION

                                       ---

Item 2. Changes in Securities and Use of Proceeds.

We raised approximately $79 million of net proceeds in our initial public offering that was completed in August 2000. We have invested the net proceeds from our initial public offering in high quality, short-term notes and commercial paper. During the nine months ended September 30, 2001, these proceeds were used to fund our cash operating expenses and were used for, among other things, research and development activities, employee compensation, the purchase of equipment and the payment of accounts payable.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

Exhibit
Number                          Description
------                          -----------

10.1      Amendment No. 2 dated October 4, 2001, to Research,
          Development and Commercialization Agreement between the Company and Centocor, Inc., dated December 29, 2000*+

10.2 Agreement of Lease dated August 8, 2001, between Newtown Office Development III, L.P. and the Company*

*  Filed herewith.
+  Confidential treatment requested.

(b)  Reports on Form 8-K.


On September 28, 2001, the Company filed a Report on Form 8-K, dated September 24, 2001, providing information under Changes in Registrant's Certifying Accountant.

                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 3-Dimensional Pharmaceuticals, Inc.
                               -------------------------------------------------
                               (Registrant)

Date: November 14, 2001           /s/ John M. Gill
      -----------------        -------------------------------------------------
                               John M. Gill
                               Executive Vice President and Chief Financial
                               Officer (Principal Financial Officer and Duly
                               Authorized Signatory)


Date: November 14, 2001          /s/ Scott M. Horvitz
      -----------------        -------------------------------------------------
                               Scott M. Horvitz
                               Vice President, Finance and Administration
                               (Principal Accounting Officer and Duly Authorized
                               Signatory)

                                 EXHIBIT INDEX

Exhibit
Number                             Description
------                             -----------

10.1 Amendment No. 2 dated October 4, 2001, to Research, Development and Commercialization Agreement between the Company and Centocor, Inc., dated December 29, 2000*+

10.2 Agreement of Lease dated August 8, 2001, between Newtown Office Development III, L.P. and the Company*


* Filed herewith.
+ Confidential treatment requested.