Form 10-K405
period 2001-12-31
3 DIMENSIONAL PHARMACEUTICALS INC
filed 2002-03-29
CIK 914201

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
 [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001

                                      OR

 [_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________to __________

                       Commission file number 000-30992

                      3-DIMENSIONAL PHARMACEUTICALS, INC.
            (Exact name of registrant as specified in its charter)

               Delaware                              23-2716487
       (State of incorporation)         (I.R.S. Employer Identification No.)


Three Lower Makefield Corporate Center, Suite 300, 1020 Stony Hill Road, Yardley, PA 19067
               (Address of principal offices including zip code)

                                (267) 757-7200
              (Registrant's telephone number including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                     None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                     None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this annual report on Form 10-K or any amendment to this annual report on Form 10-K. [X]

   As of February 11, 2002, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $111,835,628. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as reported on the Nasdaq National Market on such date.

  As of February 11, 2002, there were 22,494,902 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the definitive Proxy Statement for the Registrant's 2002 Annual Meeting of Stockholders to be held on May 17, 2002, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this Report and certain exhibits are incorporated by reference into Part IV of this Report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

                                                                          Page
                                                                          ----
 Item 1.  Business......................................................     1
 Executive Officers of the Registrant....................................   19
 Item 2.  Properties....................................................    21
 Item 3.  Legal Proceedings.............................................    21
 Item 4.  Submission of Matters to a Vote of Security Holders...........    21

                                    PART II
          Market for the Registrant's Common Equity and Related
 Item 5.     Stockholder Matters........................................    21
 Item 6.  Selected Financial Data.......................................    22
          Management's Discussion and Analysis of Financial Condition
 Item 7.     and Results of Operations..................................    23
 Factors Affecting the Company's Prospects...............................   27
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk....    38
 Item 8.  Financial Statements and Supplementary Data...................  F-1
          Changes in and Disagreements with Accountants on Accounting
 Item 9.     and Financial Disclosure...................................  F-22

                                   PART III
 Item 10. Directors of the Registrant...................................  F-22
 Item 11. Executive Compensation........................................  F-22
          Security Ownership of Certain Beneficial Owners and
 Item 12.    Management.................................................  F-22
 Item 13. Certain Relationships and Related Transactions................  F-22

                                    PART IV
          Exhibits, Financial Statement Schedules, and Reports on Form
 Item 14.    8-K........................................................  F-23

This report includes "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and contentions and are not historical facts and typically are identified by use of terms such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue" and similar words, although some forward-looking statements are expressed differently. You should be aware that the forward-looking statements included herein represent management's current judgment and expectations, but our actual results, events and performance could differ materially from those in the forward-looking statements. The forward-looking statements are subject to a number of risks and uncertainties which are discussed in the section entitled "Factors Affecting the Company's Prospects." We do not intend to update any of these factors or to publicly announce the results of any revisions to these forward-looking statements.

                                    PART I

Item 1. Business

Overview

   We are a small molecule drug discovery and development business that has a pipeline of drug candidates in the areas of cancer, inflammation, and metabolic and cardiovascular diseases. Until recently when we in-licensed a compound, all of the drug candidates in our pipeline were discovered using all or a major portion of our integrated set of proprietary technologies called DiscoverWorks.(R) We believe DiscoverWorks increases the productivity of the drug discovery process by making it faster than traditional drug discovery methods and by providing our scientists with the ability to design characteristics into drug candidates that increase the probability of development success. DiscoverWorks may also enable us to discover drugs that act on many of the thousands of new drug targets revealed from sequencing the human genome. We use DiscoverWorks to discover and develop drugs for our own pipeline and in collaboration with pharmaceutical and biotechnology companies. The drug discovery process is discussed below in "--Industry Background."

   Our objective is to be an industry leader in the discovery and development of new drug candidates. The main elements of our strategy are to:

  . Expand and advance our pipeline of drug candidates: We plan to continue to expand and advance our pipeline. Our most advanced program, partnered with Centocor, Inc., a Johnson & Johnson subsidiary, has been designed to inhibit the formation of blood clots and a Phase 1 clinical program was initiated. Our next most advanced program is our pre-IND (pre-Investigational New Drug Application) thrombopoietin (TPO) mimetic drug candidate for treating people with low blood platelet counts, which is expected to begin human clinical trials in early 2003. In addition, we have three other pre-clinical programs that could advance drug candidates to human trials within the next 24 months. We may also continue to acquire targets and drug candidates for our pipeline from other pharmaceutical and biotechnology companies.

  . Pursue additional DiscoverWorks agreements: We intend to continue to enter into collaborative drug discovery and development agreements relating to the use of DiscoverWorks with pharmaceutical and biotechnology companies. We currently have research and development collaborations with several major pharmaceutical companies including Bristol-Myers Squibb Company and Johnson & Johnson. Our new and ongoing research and development collaborations generated $28 million in revenue during 2001.

  . Maintain and improve DiscoverWorks: We intend to continue to pursue technological and process innovation that allows us to continue to improve drug discovery and development productivity by improving success rates and speed. To date, we have invented the key proprietary DiscoverWorks technologies. We intend to continue to patent or otherwise protect our technological innovations to maintain our intellectual property position.

  . Create a world-class scientific research environment: The growth and success of our business depends on the talents of our employees. We are committed to providing our employees with a culture that emphasizes quality science, innovation, team work and empowerment. We are dedicated to continuous process improvement, implementation of new technologies, shared learning among our scientists, and innovative organizational design.

Our Drug Candidate Programs

   With the exception of our in-licensed TPO mimetic compound, all of our programs are developing small molecule drug candidates that have been discovered and are being optimized by our scientists using DiscoverWorks. Our more advanced programs are described in the table below.

                      Therapeutic
 Molecular Target        Area               Indication                    Development Status
 ----------------     -----------           ----------                    ------------------

     Thrombin       Cardiovascular          Thrombosis                Phase 1 program commenced
                                                                     Ongoing pre-clinical studies
                                                                     (Licensed to Centocor, Inc.
                                                                          /Johnson & Johnson)

    TPO mimetic         Cancer           Thrombocytopenia                      Pre-IND
     3DP-3534       Supportive care

  alphavbeta/3//
  alphavbeta/5/      Cancer             Solid Tumors                       Pre-clinical
                    Bone Disorders     Rheumatoid arthritis
                    Cardiovascular     Diabetic retinopathy
                                       Macular degeneration
                                            Restenosis
                                           Osteoporosis

     Urokinase          Cancer             Solid Tumors                      Pre-clinical
                    Cardiovascular  Restenosis, Atherosclerosis (Licensed to Berlex Laboratories, Inc.
                                                                        /Schering AG, Germany)

        C1s          Inflammation   Lupus, Autoimmune Diseases               Pre-clinical
                    Cardiovascular        Bypass Surgery                  (In collaboration
                       Pulmonary    Adult Respiratory Distress   with BioCryst Pharmaceuticals, Inc.)
                                          Syndrome (ARDS)

  Hdm2(mdm2)/p53        Cancer      Adjunct to Chemotherapy and           Lead Optimization
    interaction     Cardiovascular           Radiation

   Oral Thrombin Inhibitors: Our most advanced cardiovascular drug discovery program focuses on the development of potent, selective, and orally active (orally administered) inhibitors of thrombin for arterial and venous thrombosis. This program is being conducted under an agreement that we entered into in December 2000 with Centocor, Inc., or Centocor, a subsidiary of Johnson & Johnson, under which Centocor acquired worldwide rights to our orally active direct thrombin inhibitor program. We are developing several compounds under this program. During 2001, the agreement with Centocor was amended to include compounds active against additional protease targets that affect coagulation. Centocor is responsible for development and worldwide commercialization of all compounds under the agreement. For the deep vein thrombosis indication, however, we have an option to co-develop and co-promote with Centocor in the United States. Under the agreement, we received an up-front cash payment of $6 million from Centocor and in October of 2001 we received a $4 million milestone payment. We could also receive additional milestone payments of up to $38 million based on the achievement of certain milestones for the first compound developed and approved under the agreement. As of December 31, 2001, we have also received research funding aggregating approximately $0.8 million, and the contract provides that we will receive committed additional funding of approximately $0.8 million over the initial two-year term of the research program. In addition, we are entitled to receive royalties on sales of any products marketed under the agreement.

   The only oral anticoagulant currently marketed is warfarin (Coumadin(R) and generic versions). We have designed our compounds to work by a different mechanism of action from warfarin, which we believe will provide an enhanced safety profile without the need for monitoring.

   Our thrombin inhibitors were discovered through the close integration of structure-based drug design (the science of creating drug molecules from knowledge of the structural features of the site on the target protein at which drugs bind) and DirectedDiversity combinatorial chemistry. They represent a new class of thrombin inhibitors that potently and reversibly inhibit thrombin with excellent specificity and are orally active and efficacious in several animal models. We filed an Investigational New Drug Application (IND) with the FDA for 3DP-4815 in December 1999 and initiated Phase 1 clinical trials in January 2000. In the Phase 1 clinical trials, 3DP-4815 exhibited good safety, surrogate efficacy and tolerability characteristics, and we are continuing additional pre-clinical studies to characterize its pharmacological profile. We are also developing alternative compounds from chemistry series different than 3DP-4815 to expand the spectrum of compound pharmacological properties suitable for full development as oral thrombin inhibitors.

   TPO Mimetic Program: In January of 2002, we acquired worldwide rights to a pre-IND compound, 3DP-3534, from GlaxoSmithKline plc, or GSK, for the prevention and treatment of thrombocytopenia, or low blood platelet count. We believe this compound fits well with our strategic effort in oncology. All payments that we will make to GSK will be in shares of our stock. We made an initial payment of 0.5 million shares and will issue up to 1.9 million additional shares if the compound achieves certain key development and regulatory milestone events. We expect to recognize a non-cash in-process research and development charge in the first quarter of 2002 of $4.1 million for the 0.5 million shares paid to GSK.

   3DP-3534 is a pegylated synthetic TPO mimetic peptide that binds specifically to the thrombopoietin receptor. In in-vivo (evaluation in living organisms) studies, 3DP-3534 has been shown to increase the production of blood platelets, which regulate the clotting process. Our current development focus is on chemotherapy-induced thrombocytopenia. About one-third of the two million platelet transfusions administered each year in the United States are given to cancer patients, while the remainder are given to patients with a variety of conditions including coronary bypass and hepatic surgery, HIV/AIDS, hepatitis B and C, and idiopathic thrombocytopenia purpura. We are also evaluating clinical development plans in these other conditions where people are given platelet transfusions.

   Antagonists of alpha/v/beta/3/ and alpha/v/beta/5/ Integrins: The integrin adhesion proteins alpha/v/beta/3/ and alpha/v/beta/5/ are essential mediators of the adhesion of cells in tumor angiogenesis (the process by which tumors develop blood vessels), atherosclerosis, restenosis and osteoporosis. We have applied DiscoverWorks to the discovery of potent and selective small molecule antagonists of alpha/v/beta/3/ and alpha/v/beta/5/ and discovered several independent lead series of compounds. Our research has focused on finding selective antagonists which are equipotent at alpha/v/beta/3/ and alpha/v/beta/5/ integrins, thereby inhibiting cell adhesion or attachment as well as the migration of endothelial cells to form blood vessels in tumors. Our lead compounds have been shown to inhibit cellular processes that require functioning of alpha/v/beta/3/ and alpha/v/beta/5/ integrins. They are not cytotoxic and are being evaluated in several different in-vivo models for efficacy and pharmacokinetics.

   Urokinase Inhibitor Program: Our urokinase inhibitor program targets the inhibition of urokinase plasminogen activator (uPA or Urokinase). An inhibitor of uPA provides a new therapeutic approach to cancer treatment by inhibiting angiogenesis and metastasis. In addition, uPA has been identified as a target for restenosis, aneurysm, and atherosclerosis. Our lead compounds are potent and selective uPA inhibitors and have been shown to inhibit tumor cell invasion and migration of blood vessel muscle cells, and are orally active.

   During May 2000, we entered into a license and research agreement with Schering AG, Germany in which Schering AG obtained, for human therapeutic uses, exclusive worldwide rights to our urokinase inhibitor compounds. Under our agreement, we are responsible for further research and optimization of the compounds and Schering AG is responsible for development, marketing, and sales of the resulting products. As of December 31, 2001, we have received research funding aggregating approximately $4.1 million, and the contract provides that we will receive committed additional funding of approximately $0.9 million over the initial two-year term of the research program. The contract provides that we could also receive milestone payments of up to approximately $23 million for the first product developed in a therapeutic area, and further milestones for additional therapeutic areas. After the initial research term, Schering AG, may terminate the agreement at any time on 90 days' notice. In connection with the agreement, we issued shares of our preferred stock to an affiliate of Schering AG for $5 million. These shares automatically converted into 223,214 shares of common stock upon the closing of our initial public offering.

   C1s Program: C1s is a serine protease that plays an important role in regulating the complement pathway, the pathway by which plasma proteins work to eliminate microorganisms and other antigens from tissues and blood. When the complement pathway is inappropriately activated or regulated, it may play a key role in several inflammation and autoimmune disorders including lupus, rheumatoid arthritis, and acute respiratory distress syndrome. We have discovered potent and selective leads that are currently being optimized further in in-vivo studies.

   During October 1996, we entered into a research collaboration with BioCryst Pharmaceuticals, Inc. to share resources and technology to develop inhibitors of key serine protease enzymes, including C1s, that represent promising targets for inhibiting the activation of complement. During June 1999, we updated and renewed our original agreement to concentrate on selected complement enzymes as targets for the design of inhibitors. Under our agreement, we are each responsible for our own research costs. If a drug candidate emerges as a result of our joint research, we will then negotiate the product development and commercialization rights and responsibilities. The initial term of the agreement was one year, subject to automatic annual renewal. Either of us may terminate the agreement at any time upon 60 days written notice.

   Hdm2(mdm2)/p53 Interaction Program: We have discovered a unique series of small molecule inhibitors of the interaction in tumor cells between two proteins, the tumor suppressor gene product p53 and another protein hdm2 which stimulates the breakdown of p53. Our compounds are active in anti-proliferative and apoptosis cellular models and are being investigated in-vivo. Our rapid progress to date with this program has resulted from the use of DiscoverWorks, where we integrated the analysis of the structure of our molecules bound to the hdm2 protein and our ThermoFluor high throughput screen, which is uniquely powerful for protein/protein interaction targets, and our powerful chemi-informatics for lead optimization.

   Other Internal Discovery Programs: In connection with our strategy to build our pipeline by gaining access to proprietary targets, in October 2001 we entered into a collaboration with Athersys, Inc. to discover, develop, and commercialize novel, small molecule drugs by screening against therapeutically relevant drug targets derived from the G-Protein Coupled Receptor (GPCR) family of proteins. This collaboration combines Athersys, Inc.'s functional genomics expertise with our capabilities for rapid drug identification and optimization of drug candidates. Under the terms of the agreement, certain drug candidates identified from the collaboration will be jointly developed, with the companies sharing future development costs and commercialization rights, while others will be retained exclusively by each of the parties for future development and commercialization.

   In addition to the programs described above, we have several other earlier stage programs focused on cancer and metabolic disease.

Our Drug Discovery Collaborations

   We seek to enter into discovery collaborations and joint discovery programs with pharmaceutical and biotechnology companies. These arrangements can take various forms ranging from comprehensive programs to specific R&D arrangements that utilize components of DiscoverWorks for target decryption (the assessment of biochemical function) and validation, lead generation, and lead optimization (the chemical modification of leads). Our collaborations provide cash, drug targets, drug candidates, discovery and development capabilities, and other assets we need to build our company. A summary of our drug discovery collaborations is provided below.

 Bristol-Myers Squibb Company

   In July 2000, we entered into a collaboration with Bristol-Myers Squibb Company, or BMS, under which we are using our DiscoverWorks technologies to assist BMS in the discovery and development of new human drugs for specific biological targets. In the initial three-year term of the research collaboration, BMS will supply biological targets and we will create chemical libraries and screen such libraries against these targets. Thereafter, the parties will decide which organization will conduct subsequent lead optimization and development activities of active hits toward creating pre-clinical drug candidates and the terms of any such extension. In addition to its collaboration in this research, BMS will be primarily responsible for pre-clinical and clinical development of identified drug candidates, and for marketing and sales of any resulting products.

   Under the BMS contract, we have received up-front licensing and technology access fees amounting to $19 million, and, as of December 31, 2001, we had received research funding of $7.5 million. The contract provides that we will receive committed additional research funding of approximately $6.9 million over the remaining initial three-year term of the collaboration. In addition, the contract provides that we will receive milestone payments through the development stages, and royalty payments on sales of any resulting products, with the amount at each level determined based on our involvement in the related optimization and development activities. For each compound, depending on whether stipulated pre-clinical and clinical milestones are met and depending on our level of contribution to the development of the compound, the contract provides that we could receive milestone payments aggregating from up to $4.5 million to $15 million.

   We have also granted BMS non-exclusive perpetual licenses under our DirectedDiversity patent rights for the duration of the licensed rights and non-exclusive perpetual licenses under our ThermoFluor technology for use by BMS in their research and development programs.

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

 Boehringer Ingelheim Pharmaceuticals, Inc.

   Effective December 1999, we entered into a collaboration agreement with Boehringer Ingelheim Pharmaceuticals, Inc., or BIPI, to use our DirectedDiversity technology to assist BIPI in the discovery of new drugs for specific biological targets in humans. The initial research term of our collaboration was for two years. In April 2001 we expanded our collaboration to cover additional targets and extended the research term through March 2003, subject to annual extensions by BIPI. In this collaboration, we have agreed to generate custom combinatorial chemistry libraries based on molecules and information provided by BIPI and will optimize those molecules into pre-clinical development candidates. BIPI is responsible for pre-clinical and clinical development, and marketing and sales of the resulting products. As of December 31, 2001, we had received up-front fees and research funding aggregating approximately $4.1 million, and the contract provides that we will also receive committed additional research funding of approximately $3.1 million over the remaining term of the collaboration. The contract provides that we could also receive milestone payments of up to $2.4 million for the first product developed, depending on whether stipulated milestones are met, and are eligible to receive additional milestones if subsequent products are developed. We are also entitled to receive royalties on sales of resulting products.

   BIPI may terminate the research program upon 30 days written notice provided it pays us, in most circumstances, an early termination fee if it terminates the research program prior to the end of any term.

 Johnson & Johnson Pharmaceutical Research & Development, L.L.C.

   In December 2001, we entered into a collaboration with Johnson & Johnson Pharmaceutical Research & Development, L.L.C., or J&J PRD, under which we are using our DiscoverWorks technology to discover and optimize small molecule drug leads directed towards genomics targets identified by J&J PRD. J&J PRD, will provide biological targets and we will create chemical libraries and screen such libraries against these targets. J&J PRD is responsible for subsequent lead optimization and development activities, and marketing and sales of the resulting products. The initial research term is for approximately one year, subject to renewal by mutual agreement.

   Under the terms of this agreement, we received an up-front technology access fee and committed research funding aggregating $3.6 million over the initial term of the collaboration. The contract provides that we could also receive milestone payments of up to $4.2 million for the first product developed, depending on whether stipulated milestones are met, and could receive additional milestones if subsequent products are developed. The contract also provides that we are entitled to receive royalties on sales of licensed products.

   J&J PRD may terminate the research program upon 90 days notice, provided it pays the lesser of the amount due for six months or the balance of any financial support due for the remainder of the term of the research program.

 Aventis CropScience GmbH

   In October 1999, we entered into a collaboration with Hoechst Schering AgrEvo GmbH, now Aventis CropScience GmbH, or Aventis, to use our DirectedDiversity technology to assist Aventis in the discovery of compounds applicable to plant and pest management, Under our agreement, we received up-front payments and research funding totaling approximately $3.4 million. Our agreement originally had a two-year research term, which was extended until it expired in January 2002.

 DuPont Pharmaceuticals Company

   In February 2000, we entered into a collaboration with DuPont Pharmaceuticals Company (acquired by Bristol-Myers Squibb Company in October
2001), or DuPont Pharmaceuticals, to use our DirectedDiversity technology to assist DuPont Pharmaceuticals in the discovery of new human and veterinary pharmaceutical compounds for specific biological targets. Under our agreement, we received up-front payments and research funding totaling approximately $2.6 million. Our agreement had a two-year research term, which expired in December 2001. We have agreed not to work with any company other than DuPont Pharmaceuticals on compounds acting through the targets of the research program during the term of the program and for one year thereafter.

 Heska Corporation

   In December 1997, we entered into a research and license agreement with Heska Corporation, or Heska, to use our DirectedDiversity technology to assist in the discovery and development of new veterinary therapeutic agents. Under our agreement, we also granted Heska the exclusive worldwide right to license the veterinary therapeutic products developed for sale worldwide. As of December 31, 2001, we had received up-front payments and research funding totaling approximately $2.7 million. Our agreement originally had a two-year research term expiring in December 1999, which was revived and extended until May 31, 2002.

Industry Background

   Drugs are chemical compounds that change the activity of biological target proteins associated with particular disease states to achieve the desired therapeutic effect. Using traditional approaches, it has been estimated generally to take from five to seven years from the initial identification of a protein as a suitable target for a drug to the production of a drug candidate ready to go into clinical trials. The major steps in the drug discovery process following identification of the biological target involve
(a) hit identification, (b) lead generation, (c) lead optimization, and (d) target validation, each of which is described below.

   Hit identification: This involves the screening of large collections of compounds to identify those compounds that interact with the biological target (which may be an enzyme, receptor, or other protein). A compound that interacts with a target protein is referred to as a "hit." In order to identify hits, the following steps are undertaken:

  . production ("cloning and expression") of sufficient quantities of the target protein to facilitate high-throughput screening;

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

   Drug discovery has traditionally been a costly and time-consuming process in which the failure rate remains very high. Pharmaceutical companies are facing growing challenges to rapid and cost efficient drug discovery as continuing advances are made in genomics research. While there are approximately 500 currently known biological targets for human therapeutics, it is estimated that genomics research will facilitate the identification of perhaps an additional 5,000 potential targets. In order to take advantage of the wealth of opportunities presented by genomics research, pharmaceutical companies will need to generate new lead compounds on a scale commensurate with the increase in new targets. This will require the use of more advanced and integrated technologies to rapidly and cost efficiently discover and develop lead compounds.

   Although advances in recent years have improved the drug discovery process, there remain serious challenges, which can include:

  . an inability to produce in a reasonable time sufficient quantities of the target protein for high-throughput screening and concurrent three-dimensional structure analysis of the target protein;

  . the need to establish a different high-throughput screen for each new target, which typically can take from two to six months;

  . an inability to rapidly generate leads from initial hits, a process which typically can take one to two years;

  .  the need for large resources in the lead optimization process;

  . an inability to incorporate desirable "drug-like" attributes (as described below) into leads and to validate target proteins sufficiently early in the optimization process; and

  . the time-consuming and resource-intensive nature of the biology-driven target validation process.

Our Integrated DiscoverWorks Solution

   We believe that we provide a unique solution to the problems of efficiency and productivity in drug discovery by integrating the use of an array of advanced tools with proprietary information technology to more efficiently discover new drugs and harness the opportunities presented by genomics. We believe that our technologies offer an important solution to the resource and productivity dilemmas facing drug discovery by providing the following advantages:

  . Industrialization of Early Stage Drug Discovery. DiscoverWorks(R) is an integrated approach to establish the "drugability", biological functions and therapeutic relevance of the multitude of new drug targets emerging from sequencing the human genome. Drugability is the determination of whether or not a small molecule can bind sufficiently to a drug target. The efficiency and broad applicability of our ThermoFluor(R) high-throughput screen, coupled with rapid chemical property optimization enabled by DirectedDiversity(R) combinatorial chemistry and chemi-informatics, allow us to rapidly discover compounds that can be used to directly test therapeutic ideas for drug action in biological disease models. This approach, which we call chemi-genomics, allows targets to be prioritized and medicinal chemistry to begin at the earliest stage of the drug discovery process. We believe this increases the success rate of the drug discovery process and decreases the time required to discover and develop drugs.

  . Improved Compound Characteristics. Our DirectedDiversity process and structural biology capabilities enable our scientists to design "drug-like" characteristics into our compounds throughout the lead generation and optimization processes. We believe this will increase the probability of development success of our drug candidates.

   We believe our technology reduces the risk in discovery and early development by facilitating better, more timely decisions in discovery and development. We believe that the key benefits of our technology, with its broad applicability, will be even more important to the pharmaceutical industry as the genomics revolution continues to expand the number of new molecular targets.

Our DiscoverWorks Technology Platform

   DiscoverWorks is a highly integrated platform for drug discovery that links our ThermoFluor high-throughput screen, Chemical Probe and computer-based Synthetically Accessible Libraries, DirectedDiversity chemi-informatics and combinatorial chemistry and structure-based drug design. Starting from the DNA sequence of a molecular target, we can generate chemical leads that can be used to test a disease hypothesis in a biological model and to serve as starting points for lead optimization. Our DiscoverWorks technologies can efficiently assimilate and process vast quantities of data produced from the combination of combinatorial chemistry and high-throughput screening, and can be rapidly and efficiently scaled to meet increasing demand. Our DiscoverWorks process integrates the following technologies:

 Target Protein Production

   Timely large-scale production of target proteins is essential for effective quantitative high-throughput screening and analysis of the three-dimensional structure of the target. We have extensive experience in cloning, engineering and expressing target proteins using a wide array of bacterial, insect cell, and mammalian cell expression systems. We believe we can produce large quantities of many types of target proteins in order to facilitate high-throughput screening and target protein three-dimensional structure analysis.

 ThermoFluor High-Throughput Screening

   Our proprietary ThermoFluor high-throughput screening process is a direct binding assay that measures the affinity of compounds in a screening library to a target protein. ThermoFluor has broad target applicability because it is based on the fact that most targets are proteins that melt at defined temperatures. Drugs can be screened and their affinity measured by measuring any difference in protein melting temperature with and without the drug present. ThermoFluor can be applied with equal effectiveness to many varieties of enzymes, receptors, growth factors, antibodies, cell adhesion molecules (molecules that influence contact between cells), and other target proteins. We have developed ThermoFluor in an automated computer workstation format using 384-well assay plates with integrated data processing and database connectivity. We are continuing to develop ThermoFluor to incorporate improvements that improve its versatility and enhance throughput.

   ThermoFluor is able to directly discover leads for target proteins with unknown biological function, including the thousands of new targets being identified through genome sequencing. We believe ThermoFluor significantly shortens the time required for target-specific high-throughput screen development and compound library screening. The ThermoFluor assay developed and used for high-throughput screening can also be applied during lead generation and optimization, offering additional time and cost savings in the discovery process. The technology is portable and can be scaled up to screen very large numbers of compounds at many targets.

 ThermoFluor Target Decryption and Protein Characterization

   We believe ThermoFluor screening can be used to assess the biochemical function (i.e. class of enzyme, receptor etc.) of targets emerging from genomics and proteomics research. This capability is referred to as "target decryption". The knowledge of the biochemical function of a potential target that can be obtained with ThermoFluor can provide, in addition to establishing a defensible intellectual property position, key information regarding target "drugability", potential side effect profile, functional uniqueness, and guidance for focusing a screening campaign that can lead to the discovery of compounds that can be used as pharmacological probes for validating the role of the target in disease model systems ("chemi-genomics" or chemistry driven target validation).

 DirectedDiversity Probe Library

   In order to initiate our DiscoverWorks discovery process, we have constructed a DirectedDiversity Probe Library incorporating approximately 300,000 individually synthesized "drug-like" compounds. The library includes a diversity of chemical structures that are representative of the three-dimensional molecular shapes that we believe are useful for targeting drug binding sites on proteins and that possess "drug-like" properties, that is, the structural and physicochemical characteristics (such as shape and molecular weight) commonly found in orally active, small molecule marketed drugs.

   Prior to including a compound in our Probe Library, we extensively analyze and accumulate information on the compound, including a comprehensive set of approximately 600 molecular descriptors (physicochemical characteristics of a molecule, such as shape and molecular weight). The Probe Library includes sub-libraries directed toward classes of enzyme targets called serine proteases and metalloproteases, receptor tyrosine kinases, GPCRs, and several other receptor classes with broad therapeutic relevance.

 DirectedDiversity Synthetically Accessible Library

   To complement our Probe Library, we have generated a computer-based Synthetically Accessible Library of multi-billion compounds that are analogs of the compounds in our Probe Library. Each compound in the Synthetically Accessible Library can be synthesized using automated chemistry synthesis protocols. For a typical optimization cycle, we select a focused library varying from 100 to 1,000 compounds from our Synthetically Accessible Library and synthesize them within two to three weeks. As with our Probe Library, each of the compounds in our Synthetically Accessible Library is indexed using a comprehensive set of approximately 600 molecular characteristics.

   In August 2001, we formed a collaboration with Cyprotex Services Limited, or Cyprotex, aimed at providing parameters useful for improving the prediction of ADME (Absorption, Distribution, Metabolism, Excretion) properties of compounds. The collaboration is geared towards integrating the application of Cyprotex ADME prediction methods with our DiscoverWorks process to improve the development success rate of drug candidates.

 DirectedDiversity Chemi-informatics Software and Databases

   Using the 600 molecular characteristics referred to above and artificial intelligence computer procedures, our DirectedDiversity chemi-informatics software helps assure that properties important in drug development, such as potency, selectivity, bio-availability, and minimal toxicity, are factored into compound selection for inclusion in a focused library, and more broadly, in the lead generation and lead optimization processes. Through our ability to rapidly select and synthesize a focused library of compounds in each optimization cycle, our chemists can test many optimization hypotheses in parallel, with all information tracked and captured by the DirectedDiversity software for use in future compound synthesis and testing cycles and other discovery programs. The combination of the detailed chemical description of each of our compounds and the biological screening data that is generated provides a valuable drug property database for lead generation and further optimization.

   We believe that traditional approaches to library generation using combinatorial chemistry are less directed and information-rich, and therefore an unnecessary expenditure of time and effort may be required in the discovery process, and the compounds produced may lack required properties for orally active drugs.

 Automated Chemical Synthesis Technologies

   We have a broad range of modern parallel synthetic technologies, which affords us the capacity to synthesize over 10,000 compounds per month. We believe this compound production is sufficient to support multiple concurrent discovery programs and can be readily expanded.

 Structure-Based Drug Design Technology

   Our DiscoverWorks platform integrates structure-based drug design technology that uses X-ray crystallography to directly visualize how lead compounds bind to a target protein. Structure-based drug design allows the atom-by-atom modification of leads to produce chemically new compounds with high potency and specificity toward a given target protein. We have established a state-of-the-art facility for protein production, crystallization, X-ray crystallography, and computational chemistry to carry out three-dimensional structure determination of target proteins and their bound complexes with lead compounds. In addition, we have access through our membership in the Industrial Macromolecular Crystallography Association (IMCA) to the Advanced Photon Source at the Argonne National Laboratory in Argonne, Illinois. The integration of DirectedDiversity technology with structure-based drug design allows us to automate the parallel design and chemical synthesis of compounds, enabling the simultaneous investigation and optimization of multiple drug properties. We refer to this as the coupling of high-throughput co-structure analysis and high-throughput chemistry.

 Chemi-Genomics: Chemistry-Driven Target Validation

   Our chemistry-driven target validation process, also referred to as chemical genomics or chemi-genomics, relies on the broad capability of our ThermoFluor screen, coupled with our ability using DirectedDiversity to rapidly generate leads suitable for testing therapeutic hypotheses in biological models. By capitalizing on DiscoverWorks, we can perform chemistry-driven validation of new genomics targets early in the discovery process. We believe this provides a unique advantage that allows us to prioritize targets early, on the basis of therapeutic utility and drugability.

 GPCR Technology Program

   G-protein coupled receptors, or GPCRs, are an important class of target proteins that exist on the surface membrane of all cells, and are associated with a wide range of therapeutic categories. We have an ongoing program aimed at the three-dimensional structure determination of a drug target GPCR using X-ray crystallography. Successful crystallization of drug target GPCRs may present a novel opportunity to exploit this broad and important range of drug targets, benefiting both our internal discovery programs and pharmaceutical and biotechnology company collaborations. Our collaboration with Athersys, Inc. is focused on screening at several GPCR targets using our GPCR-directed probe libraries.

Intellectual Property

   Protection of our intellectual property is a strategic priority. Our ability to protect and use our intellectual property rights in the continued development and commercialization of our technologies and drug candidates, operate without infringing the proprietary rights of others and prevent others from infringing on our proprietary rights is crucial to our continued success. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents, trademarks or copyrights, or are effectively maintained as trade secrets, know-how or other proprietary information. We currently rely on a combination of patents and pending patent applications, some of which we license and most of which we own, and on trademarks, copyrights, trade secrets, know-how and proprietary information, to protect our interests as we continue to develop and commercialize our technologies and drug candidates.

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

   Our intellectual property estate is as follows:

 Drug Discovery Program Patents

   We have 22 issued U.S. Patents, three Australian patents, three New Zealand patents, two South African patents, one Pakistani patent and one Singapore patent covering our drug discovery program inventions.

   The patents cover various, distinct families of new compounds, methods of making compounds, pharmaceutical compositions, and methods of using the compounds for treating particular disease states and for inhibiting proteases, or in one instance, for antagonizing certain adhesion proteins.

   We also have 30 pending U.S. patent applications, four of which have received a notice of allowance from the U.S. Patent & Trademark Office, 164 pending foreign patent applications, and five applications in preparation. These applications describe and claim distinct families of new compounds, methods of making the compounds, and pharmaceutical compositions. These applications also variously describe and claim methods of using compounds for treating particular disease states, methods of using compounds for inhibiting proteases, methods of using compounds for antagonizing certain adhesion proteins, methods of using compounds for antagonizing insect GABA receptors and for use as pesticides, methods of using compounds for inhibiting plasminogen activation inhibitor-1 activity, and methods of using compounds for inhibiting mdm2-p53 interactions.

   The proteases that are inhibited by protease inhibitors described and claimed in the issued patents and pending applications variously include, but are not limited to, thrombin, factor Xa, urokinase, and complement C1s. Particular disease states to which the issued patents and pending applications are directed are described in the sections entitled "--Our Drug Candidate Programs" and "--Our Drug Discovery Collaborations."

   We have two issued U.S. patents and three allowed U.S. applications covering lead compounds and their manufacture and use in our thrombin program, one issued U.S. patent and one allowed U.S. application covering lead compounds and their manufacture and use in our urokinase program, one issued U.S. patent and one allowed U.S. application covering lead compounds and their manufacture and use in our C1s complement program, and one issued U.S. patent and one allowed U.S. application covering lead compounds and their manufacture and use in our integrin program. However, we may be unable to obtain any issued patents for any patent applications we have filed or may file in the future on our drug discovery inventions. Furthermore, if a compound considered a lead compound at present changes in the future, we may have to file new patent applications to cover the new one.

   We have an exclusive, worldwide license from GSK to patents that cover 3DP-3534, in its pegylated and unpegylated forms, and methods of treatment with 3DP-3534, for in-vivo administration. We also have a worldwide, exclusive license to other patents owned by another entity and directed to certain polyethylene glycol moieties for use in preparing 3DP-3534.

 DirectedDiversity Combinatorial Chemistry Process Patents

   Our DirectedDiversity technology is protected by five issued U.S. patents. Collectively, these patents provide apparatus and process patent coverage for the automated, semi-automated and/or manual computer-directed selection, synthesis, testing, and refinement of compounds in chemical libraries, including the computer codes that allow implementation of this process.

   In October 1995, we were issued our first U.S. patent covering our DirectedDiversity technology. The patent covers the use of semi-automated feedback control for refining the properties of combinatorial libraries for all applications in which suitable properties can be measured (e.g., drugs, herbicides, paints, scents, solvents, advanced materials, etc.). A second U.S. patent related to our DirectedDiversity technology was issued in November 1996 covering the automatic generation of new drug leads through computer-controlled, iterative robotic synthesis and analysis of chemical libraries. Our third U.S. patent, issued in November 1997, covers additional features of our DirectedDiversity technology, including inventions related to computer software for semi-automatic and automatic generation of compounds of interest. We received our fourth U.S. patent for DirectedDiversity in May 1999, covering the generation of new drug leads through computer-controlled, iterative robotic synthesis and analysis of chemical libraries. Our fifth patent issued September 2001, covering the method, system and computer program product for representing the similarity/dissimilarity between chemical compounds.

   We also have four Australian patents and two Israeli patents, one Taiwan patent and one allowed application in India that cover our DirectedDiversity technology described above.

   Additionally, we have 13 pending U.S. patent applications and 43 pending foreign patent applications. In addition to our DirectedDiversity technology described above, these patent applications cover new methods for handling large multidimensional data sets. Within our DirectedDiversity technology, these methods are utilized for visualizing chemical compound similarity/dissimilarity, for lead identification, and for lead optimization. The methods for handling large multi-dimensional data sets have applications beyond our DirectedDiversity technology.

 ThermoFluor Patents

   We have 11 issued U.S. patents covering our ThermoFluor screening and protein characterization technology, process and instruments. These U.S. patents cover methods for screening compounds for binding to proteins and nucleic acids; an instrument for implementing these methods for screening compounds; methods for screening for biochemical conditions that stabilize proteins and nucleic acids; methods for screening for biochemical conditions that facilitate protein crystallization; methods for screening for biochemical conditions that promote recombinant protein folding; methods for screening for lead compounds that bind to a target receptor; methods and apparatus for sensing emission fluorescence; and methods of screening for molecules in combinatorial systems.

   We also have six pending U.S. applications, one New Zealand patent and 19 pending foreign patent applications covering this technology. At least one of the pending applications cover "functional genomics," which include methods for screening proteins of unknown function in order to determine the function of newly discovered proteins.

   Under the terms of a settlement agreement with Anadys Pharmaceuticals, Inc. (formerly Scriptgen Pharmaceuticals, Inc.) or Anadys, relating to an action that Anadys brought against us in the United States District Court for the District of Delaware on October 13, 1998 for our alleged infringment of two patents, we acquired a limited license to Anadys' ATLAS (Any Target Ligand Affinity Screen) assay technology and Anadys was granted a limited license to the method claims of our ThermoFluor assay technology. Neither of these licenses is exclusive. Under this agreement, we paid Anadys $1.5 million and Anadys released us from all claims of infringement with respect to those two patents. The settlement agreement restricts us, until March 7, 2003, from specified activities in connection with screening drugs useful for treating "infection" (defined as relating to drugs whose principal aim is to treat or cure infectious disease in humans). As part of this settlement agreement, we are precluded from using our ThermoFluor screening technology in the Hepatitis C Virus "infection" area as part of collaborative agreements or as part of our internal drug programs until March 7, 2003. In addition, we are precluded from using our ThermoFluor screening technology as part of more than one collaboration agreement in other areas of "infection" until March 7, 2003, and such collaborative agreement must be limited to a maximum of three anti-viral targets. Our collaboration with Bristol-Myers Squibb Company constitutes the one permitted collaboration agreement in the area of infection. The settlement with Anadys, however, does not restrict use of our ThermoFluor screening technology for our internal drug discovery efforts, other than the limitation with respect to Hepatitis C Virus "infection," or for purposes of collaborative agreements outside the area of "infection." In addition, if our use of ThermoFluor facilitates the discovery of a drug used to treat infectious disease, we are obligated to pay Anadys a royalty based on revenue from the sale of such a drug.

 U.S. Government Grants

   We have been awarded a number of U.S. government grants to fund a variety of internal scientific programs and undertake exploratory research. Under these grants, we retain ownership of all intellectual property and commercial rights generated during these projects, subject to a non-transferable, paid-up license for the use by or on behalf of the United States of the inventions made with federal funds. This license is not exclusive and is retained by the U.S. government as provided by applicable statutes and regulations. We have received the following government grants and awards from the National Institutes of Health (Small Business Innovative Research "SBIR" grants) and the National Institute of Standards and Technology (Advanced Technology Program "ATP" award) during the past several years under which we have received a total of approximately $3.9 million:

Grant/Award Title                                             Grant/Award Date
-----------------                                             ----------------

Automated Receptor Screening by Thermal Physical Assays
 (SBIR)(Phase 1).............................................        May 1995

Crystallization and Structural Determination of G-Coupled
 Protein Receptors (ATP).....................................     August 1995

Protein Engineering a Receptor Antagonist (SBIR)(Phase 1)....  September 1995

Automated Receptor Screening by Thermal Physical Assays
 (SBIR)(Phase 2).............................................  September 1996

Four Helix Bundle Analog of a G-Protein Coupled Receptor
 (SBIR)(Phase 1).............................................   February 1999

Expression of G-Protein Coupled Receptors for Structure
 Determination (SBIR)(Phase 1)...............................  September 1999

Four Helix Bundle Analog of a G-Protein Coupled Receptor
 (SBIR)(Phase 2).............................................      March 2000

Expression of G-Protein Coupled Receptors for Structure
 Determination (SBIR)(Phase 2)...............................       June 2001

   The sponsoring agencies make decisions annually on continuations of multi-year awards based on the availability of funds from the United States Congress and our satisfactory performance under each grant or award.

Government Regulation

   The U.S. Food and Drug Administration (FDA) and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements on the development, manufacture and marketing of pharmaceutical candidates. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, record-keeping, approval, promotion and advertising and pricing of our drug candidates and those of our collaborative partners. Obtaining marketing approvals and later complying with ongoing statutory and regulatory requirements are costly and time-consuming. Any failure by us or our collaborators, licensors or licensees to obtain, or any delay in obtaining, regulatory approvals or in complying with other requirements could adversely affect the commercialization of drug candidates and our ability to receive up-front payments, milestone payments or royalty revenues.

   The steps required before a new drug candidate for humans may be distributed commercially in the U.S. generally include:

  . conducting appropriate laboratory evaluations of the drug candidate's chemistry, formulation and stability, and pre-clinical studies to assess the potential safety and efficacy of the product candidate;

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

  . payment of fees authorized by the Prescription Drug User Fee Act ("PDUFA") which include a one-time application fee for approval of an NDA or BLA, an annual establishment fee imposed on facilities used to manufacture prescription drugs and biologics, and an annual product fee imposed on prescription drugs and biologics after FDA approval; and

  . obtaining FDA approval of the NDA or BLA, including inspection of manufacturing facilities, prior to any commercial sale or shipment of the drug candidate.

   The steps required before a new animal drug may be distributed commercially in the U.S. are similar to the foregoing. The major differences are that additional safety issues need to be addressed if the target animal(s) will contribute or be part of human food, and the requisite clinical study requirements for animal drugs are oftentimes less expensive than those for human drugs. Also, there are no user fees for New Animal Drug Applications (NADAs).

   Upon approval, a drug candidate may be marketed only in those dosage forms and for those indications approved in the NDA, BLA or NADA. In addition to obtaining FDA approval for each indication to be treated with each product candidate, each foreign and domestic drug candidate manufacturing establishment must register with the FDA, list its product candidates with the FDA, comply with current good manufacturing practices (cGMPs) and permit and pass manufacturing plant inspections by the FDA. Moreover, the submission of applications for approval may require additional time to complete manufacturing stability studies. Foreign companies that manufacture drug candidates for distribution in the United States also must list their product candidates with the FDA and comply with cGMPs. They are also subject to periodic inspection by the FDA or by local authorities under agreement with the FDA. Moreover, approval of drug candidates may be delayed by certain market exclusivity and patent protections awarded to other parties concerning similar products or drug candidates.

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

   We and our collaborators are also subject to various federal, state and local laws, rules, regulations and policies relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances used in connection with our research work. Also, the availability and levels of government or third-party payor reimbursement for our products and those of our collaborators/licensees that involve our technology will have a considerable impact on our revenues and business. The availability and scope of government and third-party reimbursement for drugs are subject to ongoing debate and change. For example, the U.S. Congress is actively debating whether and how to provide prescription drug benefits to Medicare beneficiaries. Government and third-party payors are continuously striving to reduce reimbursement levels for healthcare products, and these cost control initiatives may be applied to our products or those of our collaborators/licensees. Further, changes in government reimbursement are oftentimes adopted by other payors.

   The extent of government regulation which might result from future legislation or administrative action cannot be accurately predicted. As a result, the actual effect of these developments on our business is uncertain and unpredictable.

Competition

   We compete both in the markets for pharmaceutical products and the markets for drug discovery technologies and services. Our principal competitors are the internal drug discovery departments of our pharmaceutical company customers and potential customers. Many of our customers and potential customers have developed or acquired or are developing or are acquiring integrated drug discovery capabilities that use combinatorial chemistry, chemi-informatics software, structure-based drug design and high-throughput screening. In addition, many of these companies have large collections of compounds that they have previously synthesized, purchased from chemical supply catalogs or obtained from other sources against which they may screen new targets.

   For drug candidates that we seek to develop commercially and/or outlicense from our drug discovery pipeline, we face, and will continue to face, intense competition from organizations such as large pharmaceutical and biotechnology companies. Competition with any of the programs in our internal drug discovery pipeline may arise from current or future drug candidates in the same therapeutic class or other classes of therapeutic agents or other methods of preventing or reducing the incidence of disease. In addition, any drug candidate that is successfully developed may compete with existing therapies that have long histories of safe and effective use.

   Due to perceived shortcomings of available agents and the large market potential, competition to develop a safe, orally active antithrombotic agent is intense, with many discovery programs in process, including programs in clinical development by AstraZeneca, Pfizer Inc., and Abbott Laboratories. In addition, we are aware of several other programs targeting additional proteins in the coagulation process that could be competitive with our thrombin inhibitor, including programs of Schering AG, Germany and AstraZeneca. We are aware of an oral heparin program of Emisphere Technologies, Inc., believed to be in Phase 2, which may also compete with our thrombin inhibitor. In addition, oral agents that effect blood platelet activation could provide competitive therapeutic approaches to oral inhibitors of the coagulation process. We are aware of such drug development programs at Merck & Co., Inc., GlaxoSmithKline plc, Bristol-Myers Squibb Company, and Schering-Plough Corporation, among others.

   Our thrombopoietin-mimetic compound, 3DP-3534, with potential for prophylaxis and/or therapy for chemotherapy-induced thrombocytopenia, competes directly with the recombinant form of the natural human hormone (rhTPo) currently in Phase 3 clinical development by Pharmacia Corporation. We also are aware of a related product by Receptron, Inc. that is in Phase 1 clinical trials as a thrombopoietin receptor modulator. In addition, several companies may be attempting to develop small molecule agonists of the human thrombopoietin receptor in pre-clinical studies.

   Our orally active alpha/v/beta/3//alpha/v/beta/5/ integrin antagonist program for the treatment of solid and metastatic tumors, osteoporosis, and arthritis has significant competition from several companies. We are aware of competing small molecule programs at GlaxoSmithKline plc, Merck & Co., Inc., Pharmacia Corporation., and Merck KGaA that may have advanced one or more compounds into clinical trials. In addition, we are aware of programs at MedImmune and Centocor, Inc. developing humanized monoclonal antibodies against specific integrins to target tumor angiogenesis and/or rheumatoid arthritis among other indications.

   Our orally active urokinase inhibitor for the inhibition of cancer metastasis and tumor angiogenesis faces competition from a number of agents and approaches under development. We are aware of competing small molecule inhibitor programs at Abbott Laboratories, Pfizer Inc., Celera Genomics Group, Corvas International, Inc., and Wilex Biotechnology GmbH. We are also aware of programs aimed at developing compounds that are antagonists of the receptor for urokinase that could compete with our oral urokinase inhibitor. There are also a number of alternative approaches to controlling angiogenesis or metastasis including the use of a) inhibitors of matrix metalloproteases, which are protease enzymes that destroy the matrix material that binds cells together, including programs by British Biotech plc, Bristol-Myers Squibb Company, Pharmacia Corporation, and Pfizer, Inc., b) inhibitors of endothelial cell receptor tyrosine kinases, including programs by AstraZeneca, Pharmacia Corporation, Cephalon, Inc., and Merck & Co., Inc., and c) other therapeutic proteins or monoclonal antibodies that target a variety of processes in cancer cells.

   Our C1s complement antagonist program for the treatment of inflammatory diseases such as rheumatoid arthritis and lupus faces significant industry competition as well. We are aware of programs targeting various proteins in the complement activation cascade, including a humanized antibody directed against complement factor C5 by Alexion Pharmaceuticals, Inc. currently in Phase 2 clinical trials and a soluble complement receptor by AVANT Immunotherapeutics, Inc. In addition, small molecule programs directed against complement factors have been reported by Abbott Laboratories, Merck & Co., Inc., and Pfizer Inc.

   Our hdm2 antagonist program, targeting a key molecular regulator of the well-known tumor suppressor gene p53, is also an area of active research in the pharmaceutical industry. In this regard, we are aware of pre-clinical research programs targeting hdm2 at AstraZeneca and Novartis AG. In additional, many companies are working on alternative ways to modulate normal p53 functioning, including various gene therapy and biological approaches.

   Other earlier-phase research programs in small molecule drug discovery are also in highly competitive areas. Many companies are working in these areas, and they may achieve earlier or greater success than we may be able to achieve. Most of our competitors, either alone, or together with their collaborators, have substantially greater research and development capabilities and financial, scientific, operational, marketing, and sales resources than we do, as well as significantly more experience in research and development, clinical trials, regulatory matters, manufacturing, marketing, and sales. These competitors and other companies may have developed or may in the future develop new technologies or products that compete with ours or which could render our technologies and products obsolete. In addition, our competitors may succeed in obtaining broader patent protection, receiving FDA approval for products, or developing and commercializing products or technologies before us. We also compete with these organizations in recruiting and retaining qualified scientific and management personnel.

   We also compete with biotechnology and drug discovery services companies, academic and scientific institutions, governmental agencies, and public and private research organizations. We face competition based on numerous factors, including size, diversity and ease of use of compound libraries, speed and cost of identifying and optimizing potential lead compounds and patent position from companies offering one or more technology components of the discovery process. Companies such as Aurora Biosciences Corporation (recently acquired by Vertex Pharmaceuticals Incorporated) and EVOTEC BioSystems AG have developed ultra-high-throughput screening capabilities. In addition, several competitors, including Anadys Pharmaceuticals, Inc., Novalon Pharmaceutical Corporation, Cetek Corporation, NeoGenesis Pharmaceuticals, Inc., and Signature Pharmaceuticals, Inc., have developed alternative approaches to screening protein targets of unknown function that are competitive with our ThermoFluor technology. There are many companies that provide combinatorial chemistry services for lead generation and optimization that compete with our DiscoverWorks technologies and discovery services. Competitors such as Pharmacopeia, Inc., ArQule, Inc., Discovery Partners International, Inc. and MediChem Life Sciences, Inc. (recently purchased by deCODE Genetics, Inc.) use computer methods to assist in the design of large screening libraries and synthesize them using combinatorial or parallel chemical synthesis methods, which are competitive with our DirectedDiversity technology. Competitors such as Accelerys Inc. (a division of Pharmacopeia, Inc.), Tripos, Inc., and MDL Information Systems, Inc. are computer software companies that offer chemi-informatics and other software and database services to support drug discovery, which are competitive with the software components of our DirectedDiversity chemi-informatics technology. Competitors such as Vertex Pharmaceuticals Incorporated, Millennium Pharmaceuticals, Inc., and Axys Pharmaceuticals, Inc. (recently purchased by Celera Genomics, Inc.) extensively use structure-based drug design or genomics technologies integrated with combinatorial chemistry and other drug discovery technologies. These entities compete with us either on their own or in collaborations. Companies such as Arena Pharmaceuticals, Inc., Synaptic Pharmaceutical Corporation, and EVOTEC BioSystems AG have developed GPCR screening technologies that offer alternative approaches to GPCR drug discovery which may be competitive with our structure-based drug design approach. In addition, both internal drug design units at major pharmaceutical companies and companies offering protein modeling services, such as Structural Bioinformatics, Inc. and BioIT Inc, may compete with 3DP's approach, while companies such as Structural GenomiX Inc., Astex Technology Ltd, and Syrrx, Inc. specialize in the use of high throughput crystallography for drug discovery and may have competitive GPCR crystallography programs.

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

Clinical Testing Strategy

   We do not have the ability to independently conduct clinical studies and obtain regulatory approvals for our drug candidates. To the extent our collaborators do not perform these functions, we rely and intend to continue to rely on third-party expert clinical investigators and clinical research organizations to perform these functions.

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

   Completion of any pre-clinical trials for our drug candidates involving large quantities of chemical compounds, or any future clinical trials and commercialization of our drug candidates by us or our collaborators, will require access to, or development of, facilities to manufacture a sufficient supply of our drug substance. We do not have the facilities or experience to manufacture the quantities of drug substance necessary for any such trials or commercial purposes on our own and do not intend to develop or acquire facilities for the manufacture of such quantities of drug substance in the foreseeable future. We currently intend, instead, to rely on our collaborators and third-party contract manufacturers.

   In connection with our TPO mimetic compound 3DP-3534, we have signed a license, manufacturing, and supply agreement with Shearwater Corporation, a subsidiary of Inhale Therapeutic Systems, Inc., to provide a key ingredient required for the manufacture of the drug substance. Under the terms of this agreement, we will pay for the supply of the ingredient and may pay milestones, and royalties on product sales. We are currently working with other third-party manufacturers to provide adequate quantities of drug substance to meet our clinical development requirements.

   In addition, for drug candidates that we have licensed or may in the future license to third-party collaborators for further development and commercialization, we must rely on our collaborators' ability to manufacture, or to have manufactured, the quantities necessary for further development and commercialization.

Marketing and Sales

   We sell and license our DiscoverWorks drug discovery services, technologies, and drug candidates through a direct marketing effort to pharmaceutical and biotechnology companies. Since we are an early-stage company, we do not have an established sales and marketing department. Instead, we solicit potential collaborative partners primarily through the efforts of our management and business development teams. We also present at industry conferences and have an internet web site that describes our products and services.

   We currently have no sales, marketing, or distribution capabilities to commercialize our drug candidates. In order to commercialize drugs, we will either internally develop sales, marketing, and distribution capabilities or make arrangements with third parties to perform these services.

Employees

   As of March 1, 2002, we had 204 full-time employees, 89 of whom hold Ph.D. degrees. Of these employees, 161 were engaged in research and development and 43 were engaged in business development, finance, legal, facility operations, and general administration. Our scientific staff includes: 61 biologists, 73 chemists, and 27 computer scientists and engineers. Many of our employees have extensive experience in drug discovery at major pharmaceutical companies. None of our employees are represented by labor unions or covered by collective bargaining agreements. We have not experienced any work stoppages, consider our employee relations to be good, and believe that we enjoy a strong corporate culture built on cooperation among our various departments, which we view as a key element in our interdisciplinary approach to research.

Executive Officers of the Registrant

   The following table sets forth certain information concerning the executive officers, as well as certain other members of senior management, of the
Company:

                    Name                  Age Position
                    ----                  --- --------
   David C. U'Prichard, Ph.D............. 53  Chief Executive Officer
                                              President and Chief Scientific
   F. Raymond Salemme, Ph.D.............. 57  Officer
   John M. Gill.......................... 50  Chief Operating Officer
   Roger F. Bone, Ph.D................... 44  Senior Vice President, Research &
                                              Development
   Scott M. Horvitz...................... 43  Vice President, Finance and
                                              Administration, Secretary,
                                              Treasurer
   Brian R. MacDonald, MB ChB and Ph.D... 42  Vice President, Development
   Kathy A. Quay......................... 46  Vice President, Human Resources
   Melinda P. Rudolph.................... 44  Vice President, General Counsel

   Dr. David C. U'Prichard joined us in September 1999 as our CEO and a member of our Board of Directors. From 1997 to 1999, Dr. U'Prichard served as President of Research and Development at SmithKline Beecham. While at SmithKline Beecham, Dr. U'Prichard oversaw the entry of approximately ten compounds into global development, the international registration of the diabetes drug Avandia(R) and the entry of four compounds into Phase 3 trials and six compounds into early clinical trials; additionally, he instituted several major restructuring efforts at the company. Prior to SmithKline Beecham, he worked for ICI/Zeneca (now AstraZeneca) from 1986 to 1997, as Executive Vice President and International Research Director from 1994 to 1997. Previously, Dr. U'Prichard was instrumental in the launch of Nova Pharmaceuticals in 1983, following an academic career as the Associate Professor of Pharmacology and Neurobiology at Northwestern University Medical School (1978-83), and his postdoctoral fellowship at Johns Hopkins University (1975-78). Dr. U'Prichard received his Ph.D. in Pharmacology from the University of Kansas, and his B.S. in Pharmacology with first-class honors from the University of Glasgow, Scotland. He has held academic appointments at Northwestern University, Johns Hopkins University and the University of Pennsylvania and is an Honorary Professor at the University of Glasgow. He is also an author of more than 100 primary and review publications, was a founding co-editor of Molecular Neurobiology and co-editor of Epinephrine in the Central Nervous System and has served as a member of various editorial boards. Dr. U'Prichard serves on the Board of Directors of Lynx Therapeutics, Inc., a public company. Dr. U'Prichard also serves on the Board of Directors of Predict, Inc., RiboTargets plc, and GeneMatrix, Inc., and is on the Board of the Pennsylvania Biotechnology Association.

   Dr. F. Raymond Salemme founded our company in 1993 and currently serves as President and Chief Scientific Officer and as a member of our Board of Directors. Dr. Salemme is co-inventor on 14 U.S. patents covering our DirectedDiversity(R) chemi-informatics process control technology and our ThermoFluor(R) assay technology. Prior to founding our company, Dr. Salemme established drug discovery groups specializing in structure-based drug design, biophysics and computational chemistry at Sterling Winthrop Pharmaceuticals and DuPont Merck Pharmaceuticals, Inc. Dr. Salemme also worked in Central Research and Development at DuPont, where he led research in protein X-ray crystallography and engineering, developed computational methods for crystallography and drug design, and conducted large-scale computational simulations of proteins and polymer systems. In 1983, Dr. Salemme founded the Protein Engineering Division of Genex Corporation, among the first companies to use X-ray crystallography and molecular modeling for genetically engineering proteins. From 1973 to 1983, Dr. Salemme was Professor of Biochemistry at the University of Arizona and published extensively in the areas of molecular structures of redox proteins, theory of biological electron transfer and protein architecture. Dr. Salemme received a B.A. in Molecular Biophysics from Yale University (with exceptional distinction) and a Ph.D. in Chemistry from the University of California, San Diego, where his Ph.D. thesis solved one of the first high-resolution 3-D protein structures by X-ray crystallography. In addition to duties at 3DP, Dr. Salemme serves on several corporate scientific and academic advisory boards, as well as federal advisory committees on advanced technology and biotechnology, including the National Institute of Science and Technology (NIST) Visiting Committee on Advanced Technology, and advisory committees for National Institutes of Health (NIH).

   Mr. John M. Gill currently serves as our Chief Operating Officer and as a member of our Board of Directors. Mr. Gill joined us in May 2001 as Executive Vice President and Chief Financial Officer. Prior to joining us, Mr. Gill was Vice President and Director, Operations and Finance, SmithKline Beecham Research and Development, now GlaxoSmithKline plc. Mr.Gill served in Division and Corporate Finance positions at SmithKline Beecham from 1979 to 1984. During 1985, Mr. Gill was a founding member of SmithKline Beecham's life sciences venture capital fund, S.R. One, Ltd. In 1989, he was named Executive Vice President and Chief Operating Officer of SK&F/NOVA Pharmaceuticals, a neuroscience drug discovery joint venture of SmithKline Beckman and NOVA Pharmaceutical Corporation. He returned to S.R. One, Ltd. during 1991 and moved to SmithKline Beecham Research and Development during 1995. Prior to joining SmithKline Beecham, Mr. Gill worked for Peat, Marwick, Mitchell & Company. Mr. Gill is a Certified Public Accountant and received his B.A. in Accounting and Economics from Rutgers University in 1975. He served in the United States Marine Corps from 1971 to 1973.

   Dr. Roger F. Bone joined us in 1993 and currently serves as Senior Vice President, Research and Development. Dr. Bone began his career with Merck & Co. in 1990 as Senior Research Biophysicist and was named Research Fellow in 1992. He was a Postdoctoral Fellow at the University of California from 1985 to 1990, and he was an associate with Howard Hughes Medical Institute from 1988 to 1990. Dr. Bone is a recipient of the U.S. Public Health Service Individual National Research Award, is widely published in scientific journals, and is a co-inventor on several patents, including patents covering our DirectedDiversity(R) technology. Dr. Bone received his Ph.D. in Biochemistry from the University of North Carolina at Chapel Hill and his B.S. in Chemistry from Purdue University.

   Mr. Scott M. Horvitz has served as our Vice President, Finance and Administration since our inception. From 1991 to 1993, Mr. Horvitz held various positions at Magainin Pharmaceuticals Inc., now Genaera Corporation, and most recently served as Executive Director, Finance and Human Resources. From 1983 to 1991, Mr. Horvitz was with the firm of Richard A. Eisner and Company, LLP, Certified Public Accountants, where he most recently served as a Senior Audit Manager, specializing in venture-financed, technology start-up companies. Mr. Horvitz holds a B.S. in Accounting from the University at Albany and is a Certified Public Accountant. Mr. Horvitz is currently a member of the University at Albany Life Sciences Steering Committee.

   Dr. Brian R. MacDonald joined us in January 2002 as Vice President, Development. Prior to joining us, Dr. MacDonald served as Group Director, Emerging Therapeutic Areas, North American Medical Affairs, for GlaxoSmithKline plc (GSK) where he managed the clinical development of a portfolio of compounds in several disease areas. From 1995 to 2002, Dr. MacDonald held positions of increasing responsibility with SmithKline Beecham Pharmaceuticals (subsequently GSK). Prior to joining SmithKline Beecham Pharmaceuticals, Dr. MacDonald held teaching positions with the University of Pennsylvania and the University of Bath, U.K. Dr. MacDonald is a member of several well-respected medical research organizations. He received his medical degree and his Ph.D. from the University of Sheffield Medical School, Sheffield, UK and trained as a rheumatologist at the Royal National Hospital for Rheumatic Diseases, Bath UK.

   Ms. Kathy A. Quay joined us in September 2001 as Vice President Human Resources. From February 1999 to February 2001, Ms. Quay was a Senior Consultant with Watson Wyatt Worldwide, a global consulting firm. Prior to joining Watson Wyatt, Ms. Quay held leadership positions in Human Resources for Rhone-Poulenc Rorer, Inc. She also held various human resources positions for Centeon LLC, PECO Energy Company and General Electric Company. Ms. Quay received her BBA with a concentration in Industrial Relations from Ursinus College.

   Melinda P. Rudolph joined us in March 2002 as Vice President and General Counsel. From 1992 until she joined us, Ms. Rudolph was in private practice at the law firm of Harkins Cunningham, where she served as a partner (1998-2002), and of counsel (1996-1998) and an associate (1992-1995). Before joining Harkins

Cunningham, Ms. Rudolph was associated with the law firm of Pepper Hamilton & Scheetz (now Pepper Hamilton LLP). Ms. Rudolph received her J.D. in 1986 from the University of Pennsylvania Law School, where she was the winner of the Edwin R. Keedy Moot Court Competition. She received a B.A., cum laude from the University of Pennsylvania in 1978.

Item 2. Properties

   We currently occupy approximately 104,500 square feet of space including our executive offices in Yardley, Pennsylvania and our two research facilities located in Exton, Pennsylvania and Cranbury, New Jersey. Our corporate and administrative offices cover 20,500 square feet of office space which we occupied in October of 2001 and which are leased through March of 2006. We lease approximately 41,000 square feet of space in Exton, Pennsylvania which houses one of our research and development facilities, including approximately 10,000 square feet, adjacent to our initial space, which we occupied in December 2000. The initial 31,000 square feet of our Exton facility is leased through June 2008 and the additional 10,000 square feet is subject to options allowing us to extend that portion of the lease term through June 2008. Our other research and development facility includes approximately 43,000 square feet of space in Cranbury, New Jersey. Our Cranbury facility is leased through May 2007. We believe that our current space is sufficient to meet our near term requirements.

Item 3. Legal Proceedings

   We are not currently a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted to stockholders during the fourth quarter of 2001.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

   Our common stock has been traded on the Nasdaq National Market under the symbol "DDDP" since August 4, 2000.

   The following table sets forth the high and low closing prices for our common stock for the quarters indicated as reported on the Nasdaq National Market.

                                                                  High     Low
                                                                 ------- -------
       2000
        Third Quarter........................................... $38.875 $15.00
        Fourth Quarter..........................................  35.00   11.375

       2001
        First Quarter........................................... $15.125 $ 7.25
        Second Quarter..........................................  16.64    7.75
        Third Quarter...........................................  10.39    6.60
        Fourth Quarter..........................................   9.60    5.54

   As of February 11, 2002, there were approximately 138 holders of record and approximately 2,845 beneficial stockholders of our common stock.

   We do not intend to pay any cash dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings for use in our business.

Item 6. Selected Consolidated Financial Data

   The selected consolidated financial data set forth below is derived from our consolidated financial statements. Our statements of operations data for the year ended December 31, 2001 and our balance sheet data at December 31, 2001 are derived from our consolidated financial statements that have been audited by Arthur Andersen LLP and our consolidated statements of operations data for the years ended December 31, 2000 and 1999 and our consolidated balance sheet data at December 31, 2000 are derived from our financial statements that were audited by Richard A. Eisner & Company, LLP. These financial statements are included elsewhere in this annual report, and are qualified by reference to such consolidated financial statements. The statement of operations data for the years ended December 31, 1998 and 1997 and the balance sheet data as of December 31, 1999, 1998 and 1997 are derived from our audited financial statements, which are not included in this annual report. The selected consolidated financial information set forth below should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes appearing elsewhere in this annual report.

                                          Year ended December 31,
                                 ---------------------------------------------
                                   2001     2000      1999     1998     1997
                                 --------  -------  --------  -------  -------
                                    (in thousands except per share data)
Statements of Operations Data:
Research and grant revenue.....  $ 28,399  $12,409  $  4,489  $ 5,095  $ 3,580
                                 --------  -------  --------  -------  -------
Costs and expenses
 Research and development......    29,614   14,562    12,136   10,984    6,517
 General and administrative....    15,334    8,652     6,525    4,458    3,000
 Litigation settlement.........       --       --      1,500      --       --
                                 --------  -------  --------  -------  -------
  Total costs and expenses.....    44,948   23,214    20,161   15,442    9,517
                                 --------  -------  --------  -------  -------
Loss from operations...........   (16,549) (10,805)  (15,672) (10,347)  (5,937)
Interest income................     5,344    3,458       328      868      521
Interest expense...............      (237)    (646)     (625)    (232)    (149)
                                 --------  -------  --------  -------  -------
Loss before income taxes.......   (11,442)  (7,993)  (15,969)  (9,711)  (5,565)
Provision for income taxes.....       --       159       --       --       --
                                 --------  -------  --------  -------  -------
Net loss.......................   (11,442)  (8,152)  (15,969)  (9,711)  (5,565)
Declared and accrued cumulative
 dividends on preferred
 stock.........................       --      (396)     (669)    (144)     --
                                 --------  -------  --------  -------  -------
Net loss applicable to common
 stock.........................  $(11,442) $(8,548) $(16,638) $(9,855) $(5,565)
                                 ========  =======  ========  =======  =======
Basic and diluted net loss per
 common share--historical......  $   (.53) $  (.97) $ (27.37) $(22.20) $(27.55)
                                 ========  =======  ========  =======  =======
Weighted average common shares
 outstanding--historical.......    21,626    8,778       608      444      202
                                 ========  =======  ========  =======  =======
Basic and diluted net loss per
 common share--pro forma.......            $  (.52) $  (1.57)
                                           =======  ========
Weighted average common shares
 outstanding--pro forma........             15,663    10,198
                                           =======  ========

   See our consolidated financial statements for a description of the computation of the historical and pro forma net loss per share and the number of shares used in the historical and pro forma per share calculations in "Statements of Operations Data" above.

                                           As of December 31,
                                ---------------------------------------------
                                  2001      2000     1999     1998     1997
                                --------  --------  -------  -------  -------
                                             (in thousands)
Balance Sheet Data:
Cash, cash equivalents and
 marketable securities......... $100,389  $114,557  $ 7,645  $ 9,726  $ 8,953
Total assets...................  117,119   123,244   12,480   15,712   12,646
Notes payable--dividends and
 accrued interest..............      --        --       685      144      --
Deferred revenue, less current
 portion.......................    3,286     9,619      --       --       --
Long-term debt, less current
 portion.......................      161     1,315    2,330    3,270      820
Convertible notes and accrued
 interest......................      --        --    10,115      --       --
Settlement accrual, less
 current portion...............      --        --       500      --       --
Redeemable convertible
 preferred stock...............      --        --    34,834   34,834   24,461
Accumulated deficit............  (64,703)  (53,261) (45,109) (29,140) (19,429)
Total stockholders' equity
 (deficiency)..................   92,246   100,023  (41,748) (25,384) (15,702)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

   We are a small molecule drug discovery and development business that has a pipeline of drug candidates in the areas of cancer, inflammation, and metabolic and cardiovascular diseases. Almost all of the drug candidates in our pipeline were discovered using portions of our integrated set of proprietary technologies called DiscoverWorks.(R) We believe DiscoverWorks increases the productivity of the drug discovery process by making it faster than traditional drug discovery methods and by providing our scientists with the ability to design characteristics into drug candidates that increase the probability of development success. DiscoverWorks may also enable us to discover drugs that act on many of the thousands of new drug targets revealed from sequencing the human genome. We use DiscoverWorks to discover and develop drugs for our own pipeline and in collaboration with pharmaceutical and biotechnology companies.

   To date, substantially all of our revenue has been from corporate collaborations, license agreements, and government grants. Revenue from corporate collaborations and licensing agreements consists of up-front fees, research and development funding, and milestone payments. Royalties from sales of developed products are not expected for at least several years, if at all.

   We have incurred substantial operating losses since our inception in 1993. As of December 31, 2001, our accumulated deficit was $64.7 million. We have funded our operations primarily through public and private placements of equity securities totaling $153.0 million and cash received under collaborative agreements, license agreements, and government grants of $68.5 million. Our losses have resulted from costs incurred in research and development activities related to technology development, internally funded drug discovery and development programs, and associated administrative support costs. During 2001, we achieved a significant portion of our near term staffing needs, increasing our staff from 125 to 200, which includes 90 Ph.D.s. The staff expansion has enabled us to initiate and advance several internally funded programs. A key objective of ours is to continue to progress and expand our pipeline of drug candidates, which currently includes several programs in various stages of discovery and development.

   For 2002, our existing collaborations, license agreements, and government grants are expected to provide revenues of approximately $24 million relating to up-front fees, research funding payments, and license fees. Not included in the 2002 estimate are potential milestone payments from existing agreements or revenues from any future collaborations. Although one of our goals is to enter into additional DiscoverWorks collaborations, our basic business model is to focus a greater portion of our resources on internally funded product research and development. As a result, we expect to incur increasing operating losses in 2002 and over the next several years. In connection with our objective to enhance our pipeline, in January 2002 we acquired worldwide rights to a pre-clinical compound from GlaxoSmithKline plc (GSK) for the prevention and treatment of thrombocytopenia, or low blood platelet count. We believe that this compound fits well with our strategic effort in oncology. All payments that we will make to GSK will be in 3DP stock. We made an initial payment of 0.5 million shares and are obligated to issue up to 1.9 million additional shares if the compound achieves certain key development and regulatory milestone events. We expect to recognize a non-cash in-process research and development charge in the first quarter of 2002 of $4.1 million for the initial 0.5 million shares.

   Our ability to achieve profitability is dependent on the progress and commercialization of drug candidates from existing programs and collaborations and our ability to initiate and develop new programs and enter into additional collaborations with favorable economic terms. Payments under drug discovery and development agreements will be subject to significant fluctuation in both timing and amount and therefore our results of operations for any period may not be comparable to the results of operations for any other period.

Critical Accounting Policies

   Our significant accounting policies are described in Note B to the consolidated financial statements included in Item 8 of this Form 10-K. We believe our most critical accounting policy is revenue recognition. Revenue from corporate collaborations and licensing agreements consists of up-front fees, research and development funding, and milestone payments. Non-refundable up-front fees are deferred and amortized to revenue over the related performance period. We estimate our performance period as the initial research term. The actual performance period may vary. We will adjust the performance period estimate based upon available facts and circumstances. Periodic payments for research and development activities and government grants are recognized over the period that we perform the related activities under the terms of the agreements. Revenue resulting from the achievement of milestone events stipulated in the agreements is recognized when we have (i) adequate evidence that the milestone has been achieved and (ii) the achievement of the milestone is deemed to be substantive. The determination whether the achievement of the milestone is substantive is generally based upon the ability to verify the developmental progress.

Results of Operations

 Years Ended December 31, 2001 and 2000

   Revenue. Our revenue for the year ended December 31, 2001 was $28.4 million, compared to $12.4 million for the year ended December 31, 2000. The revenue increase results from discovery collaborations and license agreements with Schering AG, Germany, Bristol-Myers Squibb Company and Centocor, Inc., a wholly owned subsidiary of Johnson & Johnson, that commenced in May 2000, July 2000 and December 2000, respectively. Included in the 2001 revenue is a $4.0 million payment resulting from a milestone that the Company achieved in October 2001 in connection with the Centocor, Inc. agreement. In December 2001, we entered into a DiscoverWorks drug discovery alliance with Johnson & Johnson Pharmaceutical Research & Development L.L.C. We will begin to recognize revenue from this agreement in 2002.

   Research and Development Expenses. Our research and development expenses increased by $15.0 million to $29.6 million for the year ended December 31, 2001, compared to $14.6 million for the year ended December 31, 2000. During 2001, we increased our capacity to generate drug leads and added resources to progress our drug candidates to clinical trials. Related to our expansion were increases in personnel, scientific instrumentation, computing, and facilities expenses. We anticipate that research and development expenses will continue to increase as we advance more research and development programs towards and into human clinical trials.

   General and Administrative Expenses. Our general and administrative expenses increased by $6.6 million to $15.3 million for the year ended December 31, 2001, compared to $8.7 million for the year ended December 31, 2000. The increase was primarily related to increased management and personnel expenses, increased investments in business development and facilities required to support our continued research and development efforts, and additional expenses relating to our operations as a public company.

   Other Income (Expenses). Interest income increased by $1.8 million to $5.3 million for the year ended December 31, 2001, compared to $3.5 million for the year ended December 31, 2000. The increase in interest income is attributable to the investment of the proceeds from our initial public offering and private placements of securities, as well as investment of the up-front fees we have received from our collaborators. Interest expense was $0.2 million for the year ended December 31, 2001 and $0.6 million for the year ended December 31, 2000. The decrease was due to the decrease in the amount of interest-bearing notes outstanding during the period.

   Provision for Income Taxes. As of December 31, 2001, we had net operating loss carryforwards for federal income taxes of $43.4 million. We also had federal research and development tax credit carryforwards. Our utilization of the net operating loss and tax credit carryforwards may be subject to annual limitations pursuant to Section 382 of the Internal Revenue Code, and similar state provisions, as a result of changes in our ownership structure. The annual limitations may result in the expiration of net operating losses and credits prior to utilization.

   At December 31, 2001 and 2000, the Company had deferred tax assets representing the benefit of net operating loss carryforwards, certain start up costs capitalized for tax purposes, up-front payments from collaborators taxable in the year received, and research and development tax credits. During the year ended December 31, 2000, we recorded a provision for federal and state income taxes of $0.2 million. The federal tax provision was based on the alternative minimum tax under which net operating loss carryforwards are available to offset 90% of our current tax liability. The Company did not record a benefit for the deferred tax asset because realization of the benefit was uncertain and, accordingly, a valuation allowance is provided to offset the deferred tax asset.

 Years Ended December 31, 2000 and 1999

   Revenue. Our revenue for the year ended December 31, 2000 was $12.4 million, compared to $4.5 million for the year ended December 31, 1999. The revenue increase results from discovery collaborations and license agreements with Schering AG, and Bristol-Myers Squibb, that commenced in May 2000 and July 2000, respectively. The 2000 revenue amount is net of a charge of approximately $0.4 million in connection with a modification of the Bristol-Myers Squibb agreement made during the fourth quarter of 2000. The modification resulted from an agreement with Bristol-Myers Squibb to terminate both Bristol-Myers Squibb's subscription to a planned GPCR structure database and its non-exclusive license to related technologies.

   Research and Development Expenses. Our research and development expenses increased by $2.5 million to $14.6 million for the year ended December 31, 2000, compared to $12.1 million for the year ended December 31, 1999. During 2000, we continued to expand our research and development investments, including clinical testing of our lead thrombin inhibitor compound, in our internally funded and collaborative programs. Related to our expansion were increases in personnel, scientific instrumentation, and facilities expenses.

   General and Administrative Expenses. Our general and administrative expenses increased by $2.2 million to $8.7 million for the year ended December 31, 2000 compared to $6.5 million for the year ended December 31, 1999. The increase was primarily related to increased management and personnel expenses, increased investments in business development and facilities required to support our continued growth, and additional expenses relating to our operations as a public company.

   Other Income (Expenses). Interest income increased by $3.2 million to $3.5 million for the year ended December 31, 2000, compared to $0.3 million for the year ended December 31, 1999. The increase in interest income is attributable to the investment of the proceeds from our initial public offering and private placements of securities completed during this period, as well as investment of the up-front fees we have received from our collaborators. Interest expense was $0.6 million for the years ended December 31, 2000 and December 31, 1999.

   Provision for Income Taxes. As of December 31, 2000, we had net operating loss carryforwards for federal income taxes of $35.1 million. We also had federal research and development tax credit carryforwards.

Our utilization of the net operating loss and tax credit carryforwards may be subject to annual limitations pursuant to Section 382 of the Internal Revenue Code, and similar state provisions, as a result of changes in our ownership structure. The annual limitations may result in the expiration of net operating losses and credits prior to utilization.

   At December 31, 2000 and 1999, the Company had deferred tax assets representing the benefit of net operating loss carryforwards, certain start up costs capitalized for tax purposes, up-front payments from collaborators taxable in the year received, and research and development tax credits. During the year ended December 31, 2000, we recorded a provision for federal and state income taxes of $0.2 million. The federal tax provision was based on the alternative minimum tax under which net operating loss carryforwards are available to offset 90% of our current tax liability. The Company did not record a benefit for the deferred tax asset because realization of the benefit was uncertain and, accordingly, a valuation allowance is provided to offset the deferred tax asset.

Liquidity and Capital Resources

   At December 31, 2001, we had cash, cash equivalents, and marketable securities of $100.4 million and working capital of $82.0 million. We have funded substantially all of our operations through public and private placements of equity securities with aggregate proceeds of approximately $153.0 million, and cash received from corporate collaborations totaling $64.7 million, government grants totaling $3.8 million, capital equipment and leasehold improvement financing totaling $7.8 million, and interest earned on our cash balances. In addition, in February 2002 we repaid a $5.0 million short-term note and then entered into a series of loans totaling $6.5 million, payable over 36 to 48 months, to finance the purchase of capital equipment and leasehold improvements. We believe that our available cash and cash equivalents, and marketable securities, expected revenue from collaborations and license arrangements, existing capital resources, interest income, and additional borrowings should be sufficient to fund anticipated levels of operations for at least the next two years.

   We expect that substantially all of our revenue for the foreseeable future will come from corporate collaborations, license agreements, government grants, and interest earned on the proceeds from our sales of securities, primarily in our initial public offering in 2000. However, there can be no assurance that we will successfully enter into new agreements with collaborators or extend the terms of our existing collaborations. If we raise additional funds through collaborations and licensing arrangements, we may be required to relinquish some rights to our technologies or drug candidates, or grant licenses on terms that are not favorable to us. We expect to incur increasing operating losses over the next several years as we continue to focus a greater portion of our effort on internal product research and development and further develop our technologies. To the extent that funds from our existing and future collaborations are not sufficient to fund our activities, it will be necessary to raise additional funds through public offerings or private placements of securities, long-term borrowings, or other methods of financing. There can be no assurance that such financing will be available on acceptable terms, if at all. If adequate funds are not available, we may have to delay or may not be able to continue developing our drug candidates.

   The following table summarizes our obligations as of December 31, 2001 to make future principal payments under our current contractual obligations:

                                     Less than                        After 5
                            Total      1 Year   1-3 Years  4-5 Years   Years
                         ----------- ---------- ---------- ---------- --------
Short-term debt......... $ 5,000,000 $5,000,000        --         --       --
Long-term debt..........   1,227,000  1,066,000 $  161,000        --       --
Operating leases........  13,469,000  2,418,000  7,432,000 $3,397,000 $222,000
                         ----------- ---------- ---------- ---------- --------
Total contractual
 obligations............ $19,696,000 $8,484,000 $7,593,000 $3,397,000 $222,000
                         =========== ========== ========== ========== ========

   In addition, pursuant to our lease agreement for our Cranbury, New Jersey research facility, we maintain a $750,000 standby letter of credit.

Factors Affecting the Company's Prospects

We have a history of net losses and may never achieve or maintain profitability.

   We have incurred net losses since our inception, including net losses of approximately $8.2 million for the year ended December 31, 2000 and approximately $11.4 million for the year ended December 31, 2001. As of December 31, 2001, we had an accumulated deficit of approximately $64.7 million. Although one of our goals is to enter into additional DiscoverWorks collaborations, our basic business model is to focus a greater portion of our efforts on internally funded product research and development. As a result, we expect to incur increasing operating losses over the next several years. The extent of our future losses will depend on the rate of growth, if any, of our revenue and on the level of our expenses. To date, we have derived substantially all of our revenue from corporate collaborations, license agreements and government grants. We expect that substantially all of our revenue for the foreseeable future will result from payments from these sources and from the licensing of our technologies and certain of our pre-clinical and clinical drug candidates. We also expect to continue to invest in our drug discovery technologies and to fund research and development of drug candidates. Because our operating expenses will increase in the future, we will need to generate significant additional revenue to achieve profitability. In order to generate revenue, we must continue to develop products and technologies from which we can derive revenue either ourselves or through existing and future collaborations. Accordingly, we may never achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

  . our ability to enter into new agreements with collaborators or to extend the terms of our existing collaborations, and the terms of any agreement of this type. During 2001, the research term for one of our collaborations ended and the research terms for two other collaborations are scheduled to end in 2002;

  . our success rate or that of our collaborators in discovery and development efforts associated with milestones and royalties;

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

   Should we require additional capital in the future, we do not know whether additional financing will be available on acceptable terms when needed. We would try to raise necessary funds through public or private equity offerings or debt financings or through corporate collaborations and licensing arrangements.

   If we raise additional capital by issuing equity securities, our existing stockholders' percentage ownership will be reduced and they may experience substantial dilution. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise additional funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock and the terms of the debt securities issued could impose significant restrictions on our operations. If we raise additional funds through collaborations and licensing arrangements, we may be required to relinquish some rights to our technologies or drug candidates, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we may have to delay or may not be able to continue developing our drug candidates.

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

All of the drug candidates we are developing, including those we have licensed for commercial development, are at an early stage of development, and they may fail in later development or commercialization.

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

   Our DiscoverWorks technologies, in particular our DirectedDiversity and ThermoFluor technologies, represent a new approach to the identification and optimization of lead compounds with therapeutic potential. We have not used these technologies in the development of any compound that has reached the point of commercialization. The collaboration with Bristol-Myers Squibb Company represents the initial collaborative use of the entire DiscoverWorks process. In addition, although we began using the entire DiscoverWorks set process in our internal programs in 1998, we did not use our ThermoFluor technology in our most advanced programs. Our technologies may not result in the successful identification, optimization or development of compounds that are safe or efficacious. Because the development of new pharmaceutical products is highly uncertain, our drug discovery technologies may not produce any commercially successful compounds. Failure to validate our technologies through the successful discovery of compounds that become commercialized would hinder our ability to license drug candidates developed by us internally and to market successfully our technologies and services.

   Historically, due to the highly proprietary nature of drug discovery and development efforts, and the desire to obtain maximum patent and other proprietary protection for their programs, other pharmaceutical and biotechnology companies have conducted molecular target screening and lead compound identification and optimization within their own internal research departments. We must convince these companies that our technologies and capabilities justify retaining us to work on drug discovery programs on their behalf or the licensing by them of our technologies. Under the terms of a settlement agreement with Anadys Pharmaceuticals, Inc., formerly known as Scriptgen Pharmaceuticals, Inc., we acquired a limited license to Anadys' ATLAS (Any Target Liquid Affinity Screen) assay technology, and Anadys was granted a limited license to the method claims of our ThermoFluor screening technology. Neither of these licenses was exclusive. The settlement agreement precludes us, until March 7, 2003, from using our ThermoFluor screening technology in the Hepatitis C Virus "infection" area as part of collaborative agreements or as part of our internal drug programs. In addition, the settlement agreement precludes us from using our ThermoFluor screening technology as part of more than one collaboration agreement in other areas of "infection" until March 7, 2003, and such collaborative agreement must be limited to a maximum of three anti-viral targets. Our collaboration agreement with Bristol-Myers Squibb Company constitutes the one permitted collaboration agreement in the area of infection. Our ability to succeed will depend upon the acceptance by potential collaborators of our systems, services and technologies as effective discovery tools.

If we do not update and enhance our technologies, they will become obsolete.

   Technological change occurs rapidly in the pharmaceutical market, and our future success may depend on our ability to continuously update and enhance our technologies. Because DiscoverWorks integrates many technologies, we may find it difficult to stay abreast of the rapid changes in each of the areas that DiscoverWorks encompasses. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. In particular, our DirectedDiversity technology for optimizing the properties of lead compounds and our ThermoFluor technology for high-throughput screening involve areas where many companies are actively developing new technologies. Because the pharmaceutical and biotechnology industries currently perceive high-throughput screening and optimizing of lead compounds to represent critical bottlenecks in the discovery process, our competitors are using substantial resources to develop new technologies to reduce these bottlenecks. Accordingly, advances in existing technological approaches or our current or future competitors' development of different approaches may render our technologies obsolete.

We are dependent on our collaborators, and our failure to successfully manage our existing and future collaborations and license arrangements could prevent us or our collaborators from developing and commercializing our products.

   Our strategy depends upon the maintenance of our existing collaborations and licensing arrangements as well as the formation of new collaborations and licensing arrangements, principally with pharmaceutical and biotechnology companies. We may fail to maintain our existing collaborations or licensing arrangements, or establish additional collaborative or licensing arrangements, on terms favorable to us. In addition, our current or future collaborations or licensing arrangements may not be successful or we may be unable to successfully manage these collaborations or licensing arrangements. As a result, we could become involved in disputes that might result in, among other things, a significant strain on our management resources, legal claims involving significant time and expense, a loss of capital and a loss of current or future collaborators. Several other factors could harm our present or future collaborations or licensing arrangements, such as:

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

   Since we do not currently possess the resources necessary to complete development and commercialization of our drug candidates, we expect to rely on and continue to enter into licensing arrangements and/or third party expert clinical investigators and clinical research organizations for the further development and commercialization of our drug candidates. These drug candidates will require significant pre-clinical and/or clinical development efforts, the receipt of the requisite regulatory approvals and the successful manufacturing and marketing of the drugs. A party to whom we license a drug candidate may not devote sufficient resources to the development, manufacture, marketing or sale of these products. We will have limited or no control over the resources that any third party may devote to our projects.

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

   Our future revenue will depend in part on the realization of milestone payments and royalties, if any, triggered by our collaborators' successful development and commercialization of compounds identified through the use of our technologies or of compounds that we licensed. The agreements with our collaborators do not obligate them to develop or commercialize lead compounds identified through the use of our technologies. Our development and commercialization of lead compounds will therefore depend not only on our and our collaborators' achievement of development objectives, but also on each collaborator's own financial, competitive, marketing and strategic considerations, such as the relative advantages of other companies' products, including relevant patent and proprietary positions. If a collaborator fails to develop or commercialize a lead compound identified through the use of our technologies, or if a compound that a collaborator develops is determined to be unsafe or of no therapeutic benefit, we will not receive any future milestone payments or royalties for that compound, and we may have only limited or no rights to independently develop and commercialize that compound.

If the third-party expert clinical investigators and clinical research organizations we intend to rely on to conduct any of our future clinical trials do not perform in an acceptable or timely manner, our clinical trials could be delayed or unsuccessful.

   We do not have the ability to independently conduct clinical studies and obtain regulatory approvals for our drug candidates and, to the extent our collaborators do not perform these functions, we intend to rely on third-party expert clinical investigators and clinical research organizations to perform these functions. If we cannot locate and enter into favorable agreements with acceptable third parties, or if these third parties do not successfully carry out their contractual duties, meet expected deadlines and enrollment objectives and follow regulatory guidelines, including clinical laboratory and manufacturing guidelines, then we will not obtain required approvals and will be unable to commercialize our drug candidates on a timely basis, if at all.

If we or our collaborators are unable to manufacture or contract with third parties to manufacture drug candidates in sufficient quantities and at an acceptable cost, we or our collaborators may be unable to complete clinical trials and commercialize these drug candidates.

   Our or our collaborators' completion of any pre-clinical or clinical trials for our drug candidates involving large quantities of chemical substance, or any future clinical trials and commercialization of drugs, will require access to, or development of, facilities to manufacture a sufficient supply of our investigational drug substance. We do not have the facilities or experience to manufacture the quantities of drug substance necessary for any such trials or commercial purposes on our own and do not intend to develop or acquire facilities for the manufacture of such quantities of drug substance in the foreseeable future. Instead, we currently intend to rely on third-party contract manufacturers.

   In addition, because we intend to license certain of our drug candidates for further development and commercialization, once a drug candidate is licensed, we must rely on our collaborators' abilities to manufacture, or have manufactured, the quantities necessary for further development and commercialization of these drug candidates.

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

  . delays in scale-up to commercial quantities could delay clinical studies, regulatory submissions, and commercialization of drug candidates;

  . we may not have intellectual property rights, or may have to share intellectual property rights, to many improvements in the manufacturing processes or new manufacturing processes for our drug candidates;

  . our drug candidates require a long lead time to manufacture and the manufacturing process is complex; and

  . manufacturers of our drug candidates are subject to the FDA's current Good Manufacturing Practices regulations, or cGMPs, and similar foreign standards and we and our collaborators do not have day-to-day control over compliance with these regulations by third-party manufacturers.

   Any of these factors could delay clinical trials or commercialization of drug candidates developed and commercialized by us or by our collaborators, entail higher costs, and result in us or our collaborators being unable to effectively sell any products.

If we, or our collaborators, do not obtain and maintain required regulatory approvals, we will be unable to commercialize our product candidates.

   Regulation by governmental entities in the United States and other countries could impact the development, production and marketing of any pharmaceutical products that we or our collaborators develop. The nature and the extent to which such regulation may apply will vary depending on the nature of any such pharmaceutical products. In particular, FDA, and foreign regulatory authorities apply rigorous pre-clinical and clinical testing and other approval requirements to pharmaceutical products for use in humans and animals. Various federal and, in some cases, state statutes and regulations and similar statutes and regulations of foreign jurisdictions also govern or influence the manufacturing, safety, labeling, storage, recordkeeping, confidential patient information exchange, promotion, advertising, marketing, and pricing relating to such pharmaceutical products. Companies spend a significant amount of time and resources obtaining these approvals and complying with appropriate federal and foreign statutes and regulations. Both we and our collaborators may be unable to successfully complete the pre-clinical and clinical development of, and file new drug applications, or NDAs or BLAs, with the FDA for any drug candidate. In addition the FDA may not grant approval on a timely basis, if at all, for any drug candidate. Any failure by our collaborators or licensees to obtain, or any delay in obtaining, regulatory approval or non-patent market exclusivity could adversely affect our ability to receive milestone payments or royalty revenues. Even if our collaborators or licensees obtain FDA regulatory approvals, material changes to an approved product, such as manufacturing changes or additional labeling claims, require further FDA review and approval. Once obtained, the FDA may withdraw any approval. Further, if we, our collaborators, our contract research organizations or our contract manufacturers fail to comply with applicable FDA and other regulatory requirements at any stage during the regulatory process, the FDA may impose sanctions, including delays, warning letters, fines, product recalls or seizures, injunctions, refusal of the FDA to review pending market approval applications or supplements to approval applications, total or partial suspension of production, civil penalties, withdrawals of previously approved marketing applications, or criminal prosecutions. In addition, foreign regulatory requirements governing human and animal clinical trials and marketing approval for pharmaceutical products govern our and our collaborators' marketing outside the United States. The requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement may vary from country to country, adding to the overall expense of drug development.

If we, or our collaborators, do not obtain adequate reimbursement, we will be unable to commercialize our product candidates.

   In both domestic and foreign markets, sales of our product candidates will depend in part upon the availability of reimbursement from third-party payors. Such third-party payors include government health administration authorities, managed care providers, private health insurers, and other organizations. These third-party payors are increasingly challenging the price and examining the cost effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. We, or our collaborators, may need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of our products. Such studies may require us to provide a significant amount of resources. Our product candidates may not be considered cost-effective. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. Domestic and foreign governments continue to propose and pass legislation designed to reduce the cost of healthcare. Accordingly, legislation and regulations affecting the pricing of pharmaceuticals may change before our proposed products are approved for marketing. Adoption of such legislation could further limit reimbursement for pharmaceuticals. If the government and third-party payors fail to provide adequate coverage and reimbursement rates for our product candidates, the market acceptance of our products may be adversely affected. If our products do not receive market acceptance, our business, financial condition, and results of operations will be materially adversely affected.

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

   Our intellectual property consists of patents, copyrights, trade secrets, and trademarks. Our success depends in part on our ability to obtain patents and maintain adequate protection of our intellectual property for our technologies and products in the United States and other countries. We may be unable to obtain any issued patents for any patent applications we have filed or may file in the future.

   Our commercial success depends in part on avoiding infringing patents and proprietary rights of third parties and developing and maintaining a proprietary position with regard to our own technologies, products, and business. The patent positions of pharmaceutical companies, including our patent position, involve complex legal and factual questions, and whether a company will be able to enforce its patent cannot always be predicted with certainty. Even if we obtain patents, we may lose them in part or in whole as a result of lawsuits or administrative proceedings, or competitors may otherwise challenge or circumvent them. We cannot be sure that relevant patents have not been issued, or that relevant publications or actions by others have not occurred, that could block our ability to obtain patents or to operate as we would like. Others may develop similar technologies or duplicate technologies to those that we have developed. We are aware of the existence of claims in a granted patent and published patent applications in some countries that, if valid and broadly construed, may block our ability to commercialize products or processes in those countries if we are unable to circumvent or license them. As to those patents that we have licensed, our rights depend on maintaining our obligations to the licensor under the applicable license agreement and we may be unable to do so.

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

   In order to protect our proprietary technology and processes, we also rely in part on trade secret protection for our confidential and proprietary information. Our policy is to execute confidentiality agreements with our employees and consultants upon the commencement of an employment or consulting arrangement with us. These agreements require that all confidential information that the individual develops or that we make known to the individual during the course of the individual's relationship with us be kept confidential and not disclosed to third parties. These agreements also provide that inventions that the individual conceives in the course of rendering services to us shall be our exclusive property. Such individual may, nonetheless, disclose proprietary information, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets, and we may be unable to meaningfully protect our trade secrets. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

If our competitors develop and market drug discovery technologies or drug candidates faster than we do or that are superior to our drug discovery technologies or drug candidates, our commercial opportunities will be reduced or eliminated.

   We compete both in the markets for drug discovery technologies and services and the markets for pharmaceutical products. Our principal competitors are the internal drug discovery departments of our pharmaceutical company customers and potential customers. Many of our customers and potential customers have developed or acquired or are developing or are acquiring integrated drug discovery capabilities that use combinatorial chemistry (the science of modifying a central core structure by adding different chemical groups connected to the core at different positions), chemi-informatics software (software for handling chemistry data), structure-based drug design and high-throughput screening. In addition, many of these companies have large collections of compounds that they have previously synthesized, purchased from chemical supply catalogs or obtained from other sources against which they may screen new targets.

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

   Due to perceived shortcomings of available agents and the large market potential, competition to develop a safe, orally active antithrombotic agent (an agent which inhibits the formation of blood clots) is intense, with many discovery programs in process. Our orally active urokinase inhibitor for the inhibition of cancer metastasis (development of secondary tumors in other organs of the body during the spread of cancer) and tumor angiogenesis (development of new blood vessels that allow the further growth of tumors) and for cardiovascular indications faces competition from a number of agents and approaches currently under development. Our thrombopoietin-mimetic compound, 3DP-3534, with potential for prophylaxis and/or therapy for chemotherapy-induced thrombocytopenia, competes directly with the recombinant form of the natural human hormone (rhTPo) currently in Phase 3 clinical development. We also are aware of a related product that is in Phase 1 clinical trials as a thrombopoietin receptor modulator. In addition, several companies may be attempting to develop small molecule agonists of the human thrombopoietin receptor in pre-clinical studies. Our orally active alpha/v/beta/3//alpha/v/beta/5/ integrin antagonist program for the treatment of solid and metastatic tumors, osteoporosis, and arthritis has significant competition from several companies. We are aware of competing small molecule programs that may have advanced one or more compounds into clinical trials. In addition, we are aware of programs developing humanized monoclonal antibodies against specific integrins to target tumor angiogenesis and/or rheumatoid arthritis among other indications. Our C1s complement antagonist program for the treatment of inflammatory diseases such as rheumatoid arthritis and lupus faces significant industry competition as well. We are aware of programs targeting various proteins in the complement activation cascade, including a humanized antibody directed against complement factor C5 currently in Phase 2 clinical trials. Our hdm2 antagonist program, targeting a key molecular regulator of the well-known tumor suppressor gene p53, is also in an area of active research in the pharmaceutical industry. In this regard, we are aware of preclincal research programs targeting hdm2 at two companies. In addition, many companies are working on alternative ways to modulate normal p53 functioning, including various gene therapy and biological approaches.

   Other earlier-phase research programs in small molecule drug discovery at 3DP are also in highly competitive areas. Many other companies are working in these areas and they may achieve earlier or greater success than we may be able to achieve. Most of our competitors, either alone, or together with their collaborators, have substantially greater research and development capabilities and financial, scientific, operational, marketing and sales resources than we do, as well as significantly more experience in research and development, clinical trials, regulatory matters, manufacturing, marketing and sales. These competitors and other companies may have developed or may in the future develop new technologies or products that compete with ours or which could render our technologies and products obsolete. In addition, our competitors may succeed in obtaining broader patent protection, receiving FDA approval for products or developing and commercializing products or technologies before us. We also compete with these organizations in recruiting and retaining qualified scientific and management personnel.

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

   We are highly dependent on the principal members of our scientific and management staff, including David C. U'Prichard, our Chief Executive Officer,
F. Raymond Salemme, our President and Chief Scientific Officer and John M. Gill, our Chief Operating Officer. If we lose the services of one or more of these persons, we may be unable to achieve our business objectives. Our future success also will depend in part on the continued service of our other key scientific, software, engineering and management personnel and our ability to identify, hire and retain additional personnel. Intense competition exists for qualified personnel in the areas of our activities, and we may not be able to continue to attract and retain such personnel necessary for the development of our business. Failure to attract and retain key personnel could have a material adverse effect on our business, financial condition and results of operations.

We have experienced a period of significant expansion of personnel and space, which could delay our product development programs and harm our research and development efforts.

   During 2001 we increased our staff from 125 to 200 and increased our space from 41,000 square feet to 104,500, square feet which includes three locations. As a result, we will face the challenge of managing the business in multiple locations. These needs and challenges will place demands on our management, information technology and other support functions, which may, from time to time, cause delays in our product development programs and diminish the results of our research and development efforts.

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

We may be sued for product liability.

   Because we are involved in the drug discovery process, our business exposes us to potential product liability risks. We may not be able to avoid product liability claims. Product liability insurance for the pharmaceutical industry is generally expensive, if it is available at all. If we are unable to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims, we may be unable to commercialize our product candidates. We currently maintain products/professional liability insurance with coverage which we believe is customary and appropriate for businesses such as ours. If a plaintiff brings a successful product liability claim against us in excess of our insurance coverage, if any, we may incur substantial liabilities and our business may fail.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

   Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuating interest expense is limited to our long-term borrowings, the underlying interest rates of which are closely tied to market rates, and our investments in interest rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We seek to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We seek to minimize the risk of default by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest rate sensitive financial instruments at December 31, 1999, December 31, 2000 or December 31, 2001. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase our interest expense.

Item 8. Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                      3-DIMENSIONAL PHARMACEUTICALS, INC.

                                    CONTENTS

                                                                          Page
                                                                          ----
Consolidated Financial Statements
 Report of independent public accountants
  As of and for the year ended December 31, 2001......................... F-2
  As of December 31, 2000 and for the years ended December 31, 2000 and
   1999.................................................................. F-3
Consolidated balance sheets as of December 31, 2001 and 2000............. F-4
Consolidated statements of operations for the years ended December 31,
 2001, 2000 and 1999..................................................... F-5
Consolidated statements of stockholders' equity (deficit) for the years ended December 31, 2001, 2000 and 1999.................................. F-6
Consolidated statements of cash flows for the years ended December 31,
 2001, 2000 and 1999..................................................... F-7
Notes to consolidated financial statements............................... F-8

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

   To 3-Dimensional Pharmaceuticals, Inc.:

   We have audited the accompanying consolidated balance sheet of 3-Dimensional Pharmaceuticals, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

   We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 3-Dimensional
Pharmaceuticals, Inc. and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

                                             Arthur Andersen LLP

Philadelphia, Pennsylvania
February 19, 2002

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
3-Dimensional Pharmaceuticals, Inc.
Yardley, Pennsylvania

   We have audited the accompanying consolidated balance sheet of 3-Dimensional Pharmaceuticals, Inc. and subsidiary as of December 31, 2000 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 3-Dimensional Pharmaceuticals, Inc. and subsidiary as of December 31, 2000, and the consolidated results of their operations and their cash flows for the years ended December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.

                                             Richard A. Eisner & Company, LLP

New York, New York
February 7, 2001

                      3-DIMENSIONAL PHARMACEUTICALS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                    December 31,  December 31,
                                                    ------------  ------------
                                                        2001          2000
                                                    ------------  ------------
                      ASSETS
Current assets:
 Cash and cash equivalents......................... $ 19,519,000  $114,557,000
 Marketable securities.............................   80,870,000           --
 Prepaid expenses and other current assets.........    3,087,000       977,000
                                                    ------------  ------------
   Total current assets............................  103,476,000   115,534,000
Property and equipment, net........................   11,735,000     5,508,000
Restricted cash....................................      835,000           --
Other assets.......................................    1,073,000     2,202,000
                                                    ------------  ------------
                                                    $117,119,000  $123,244,000
                                                    ============  ============
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses............. $  5,759,000  $  3,193,000
 Current portion of deferred revenue...............    9,601,000     7,385,000
 Note payable......................................    5,000,000           --
 Current portion of long-term debt.................    1,066,000     1,209,000
 Current portion of settlement accrual.............          --        500,000
                                                    ------------  ------------
   Total current liabilities.......................   21,426,000    12,287,000
Deferred revenue, less current portion.............    3,286,000     9,619,000
Long-term debt, less current portion...............      161,000     1,315,000
                                                    ------------  ------------
                                                      24,873,000    23,221,000
                                                    ------------  ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
 Preferred Stock--$.001 par value: 5,000,000 shares
  authorized, none issued and outstanding at
  December 31, 2001 and 2000.......................           --            --
 Common stock--$.001 par value; 45,000,000 shares
  authorized, 21,988,238 and 21,385,798 shares
  issued and outstanding at December 31, 2001
  and December 31, 2000, respectively..............       22,000        21,000
 Additional paid-in capital........................  158,450,000   157,223,000
 Note receivable from officer......................     (260,000)     (390,000)
 Deferred compensation.............................   (2,386,000)   (3,570,000)
 Accumulated deficit...............................  (64,703,000)  (53,261,000)
 Accumulated other comprehensive income............    1,123,000           --
                                                    ------------  ------------
Total stockholders' equity.........................   92,246,000   100,023,000
                                                    ------------  ------------
                                                    $117,119,000  $123,244,000
                                                    ============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                      3-DIMENSIONAL PHARMACEUTICALS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Year Ended December 31,
                                       ---------------------------------------
                                           2001         2000          1999
                                       ------------  -----------  ------------
Research and grant revenue...........  $ 28,399,000  $12,409,000  $  4,489,000
Costs and expenses:
 Research and development............    29,614,000   14,562,000    12,136,000
 General and administrative..........    15,334,000    8,652,000     6,525,000
 Litigation settlement...............           --           --      1,500,000
                                       ------------  -----------  ------------
                                         44,948,000   23,214,000    20,161,000
                                       ------------  -----------  ------------
Loss from operations.................   (16,549,000) (10,805,000)  (15,672,000)
Interest income......................     5,344,000    3,458,000       328,000
Interest expense.....................      (237,000)    (646,000)     (625,000)
                                       ------------  -----------  ------------
Loss before income taxes.............   (11,442,000)  (7,993,000)  (15,969,000)
Provision for income taxes...........           --       159,000           --
                                       ------------  -----------  ------------
Net loss.............................   (11,442,000)  (8,152,000)  (15,969,000)
Declared and accrued cumulative
 dividends on preferred stock........           --      (396,000)     (669,000)
                                       ------------  -----------  ------------
Net loss applicable to common stock..  $(11,442,000) $(8,548,000) $(16,638,000)
                                       ============  ===========  ============
Basic and diluted net loss per common
 share--historical...................  $      (0.53) $     (0.97) $     (27.37)
                                       ============  ===========  ============
Weighted average common shares
 outstanding--historical.............    21,626,000    8,778,000       608,000
                                       ============  ===========  ============
Basic and diluted net loss per common
 share--pro forma....................                $     (0.52) $      (1.57)
                                                     ===========  ============
Weighted average common shares
 outstanding--pro forma..............                 15,663,000    10,198,000
                                                     ===========  ============


  The accompanying notes are an integral part of these consolidated financial statements.

                      3-DIMENSIONAL PHARMACEUTICALS, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                    Preferred Stock       Common Stock
                   ------------------  -------------------
                                                                           Notes                    Accumulated
                                                            Additional   Receivable                    Other
                                Par                  Par     Paid-in        From       Deferred    Comprehensive Accumulated
                     Shares    Value     Shares     Value    Capital      Officers   Compensation  Income (Loss)   Deficit
                   ----------  ------  ----------  ------- ------------  ----------  ------------  ------------- ------------
Balance--December
 31, 1998........   1,400,000  $1,000     733,979  $ 1,000 $  3,875,000  $(121,000)  $       --     $      --    $(29,140,000)
Common stock
 issued pursuant
 to exercise of
 stock options...         --      --       11,439      --        11,000        --            --            --             --
Value of options
 issued to
 consultants.....         --      --          --       --        18,000        --            --            --             --
Value of warrants
 issued in
 connection with
 bridge loan.....         --      --          --       --        26,000        --            --            --             --
Dividend declared
 on Series A-1
 preferred.......         --      --          --       --      (501,000)       --            --            --             --
Forgiveness of
 loans made to
 officers........         --      --          --       --           --      51,000           --            --             --
Net loss.........         --      --          --       --           --         --            --            --     (15,969,000)
                   ----------  ------  ----------  ------- ------------  ---------   -----------    ----------   ------------
Balance--December
 31, 1999........   1,400,000   1,000     745,418    1,000    3,429,000    (70,000)          --            --     (45,109,000)
Common stock
 issued pursuant
 to exercise of
 stock options,
 warrants and
 stock grants....         --      --      622,010      --     1,605,000   (521,000)          --            --             --
Common stock
 issued pursuant
 to cashless
 exercise of
 warrants........         --      --    1,017,230    1,000       (1,000)       --            --            --             --
Issuance of
 Series D
 preferred stock,
 net of offering
 costs of
 $24,000.........     625,000   1,000         --       --     4,976,000        --            --            --             --
Common stock
 issued pursuant
 to initial
 public offering,
 net of offering
 costs of
 $7,362,500......         --      --    5,750,000    6,000   78,882,000        --            --            --             --
Conversion of
 convertible
 preferred
 stock...........  (2,025,000) (2,000)    723,214    1,000        1,000        --            --            --             --
Conversion of
 redeemable
 preferred
 stock...........         --      --   12,463,389   12,000   63,523,000        --            --            --             --
Conversion of
 notes payable--
 dividends and
 accrued
 interest........         --      --       71,234      --     1,068,000        --            --            --             --
Dividends
 declared on
 Series A-1
 preferred.......         --      --          --       --      (563,000)       --            --            --             --
Value of options
 issued to
 consultants.....         --      --          --       --       392,000        --            --            --             --
Deferred
 compensation
 charge in
 connection with
 option grants...         --      --          --       --     3,983,000        --     (3,983,000)          --             --
Forfeiture of
 options subject
 to deferred
 compensation....         --      --          --       --       (53,000)       --         53,000           --             --
Deferred
 compensation
 expense.........         --      --          --       --           --         --        360,000           --             --
Common stock
 reacquired......         --      --       (6,697)     --       (19,000)    19,000           --            --             --
Forgiveness of
 loans made to
 officers........         --      --          --       --           --     182,000           --            --             --
Net loss.........         --      --          --       --           --         --            --            --      (8,152,000)
                   ----------  ------  ----------  ------- ------------  ---------   -----------    ----------   ------------
Balance--December
 31, 2000........         --      --   21,385,798   21,000  157,223,000   (390,000)   (3,570,000)          --     (53,261,000)
Common stock
 issued pursuant
 to exercise of
 stock options...         --      --      246,134      --       603,000        --            --            --             --
Common stock
 issued pursuant
 to exercise of
 warrants........         --      --      356,306    1,000       10,000        --            --            --             --
Value of options
 issued to
 consultants.....         --      --          --       --       433,000        --            --            --             --
Compensation
 charge in
 connection with
 acceleration of
 vesting terms on
 options.........         --      --          --       --       365,000        --            --            --             --
Forfeiture of
 options subject
 to deferred
 compensation....         --      --          --       --      (184,000)       --        184,000           --             --
Deferred
 compensation
 expense.........         --      --          --       --           --         --      1,000,000           --             --
Forgiveness of
 loans made to
 officer.........         --      --          --       --           --     130,000           --            --             --
Comprehensive
 loss:                                                                                                     --
 Net loss........         --      --          --       --           --         --            --                   (11,442,000)
 Unrealized gain
  on
  investments....         --      --          --       --           --         --            --      1,123,000            --
Comprehensive
 loss............
                   ----------  ------  ----------  ------- ------------  ---------   -----------    ----------   ------------
Balance--December
 31, 2001........         --   $  --   21,988,238  $22,000 $158,450,000  $(260,000)  $(2,386,000)   $1,123,000   $(64,703,000)
                   ==========  ======  ==========  ======= ============  =========   ===========    ==========   ============
                       Total
                   Stockholders'
                      Equity
                     (Deficit)
                   --------------
Balance--December
 31, 1998........  $(25,384,000)
Common stock
 issued pursuant
 to exercise of
 stock options...        11,000
Value of options
 issued to
 consultants.....        18,000
Value of warrants
 issued in
 connection with
 bridge loan.....        26,000
Dividend declared
 on Series A-1
 preferred.......      (501,000)
Forgiveness of
 loans made to
 officers........        51,000
Net loss.........   (15,969,000)
                   --------------
Balance--December
 31, 1999........   (41,748,000)
Common stock
 issued pursuant
 to exercise of
 stock options,
 warrants and
 stock grants....     1,084,000
Common stock
 issued pursuant
 to cashless
 exercise of
 warrants........           --
Issuance of
 Series D
 preferred stock,
 net of offering
 costs of
 $24,000.........     4,977,000
Common stock
 issued pursuant
 to initial
 public offering,
 net of offering
 costs of
 $7,362,500......    78,888,000
Conversion of
 convertible
 preferred
 stock...........           --
Conversion of
 redeemable
 preferred
 stock...........    63,535,000
Conversion of
 notes payable--
 dividends and
 accrued
 interest........     1,068,000
Dividends
 declared on
 Series A-1
 preferred.......      (563,000)
Value of options
 issued to
 consultants.....       392,000
Deferred
 compensation
 charge in
 connection with
 option grants...           --
Forfeiture of
 options subject
 to deferred
 compensation....           --
Deferred
 compensation
 expense.........       360,000
Common stock
 reacquired......           --
Forgiveness of
 loans made to
 officers........       182,000
Net loss.........    (8,152,000)
                   --------------
Balance--December
 31, 2000........   100,023,000
Common stock
 issued pursuant
 to exercise of
 stock options...       603,000
Common stock
 issued pursuant
 to exercise of
 warrants........        11,000
Value of options
 issued to
 consultants.....       433,000
Compensation
 charge in
 connection with
 acceleration of
 vesting terms on
 options.........       365,000
Forfeiture of
 options subject
 to deferred
 compensation....           --
Deferred
 compensation
 expense.........     1,000,000
Forgiveness of
 loans made to
 officer.........       130,000
Comprehensive
 loss:
 Net loss........   (11,442,000)
 Unrealized gain
  on
  investments....     1,123,000
                   --------------
Comprehensive
 loss............  (10,319,000)
                   --------------
Balance--December
 31, 2001........  $ 91,123,000
                   ==============

  The accompanying notes are an integral part of these consolidated financial statements.

                      3-DIMENSIONAL PHARMACEUTICALS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Year Ended December 31,
                                       ----------------------------------------
                                           2001          2000          1999
                                       ------------  ------------  ------------
Cash flows from operating activities:
Net loss.............................  $(11,442,000) $ (8,152,000) $(15,969,000)
Adjustments to reconcile net loss to
 net cash provided by (used in)
 operating activities:
 Depreciation and amortization.......     2,863,000     1,922,000     1,565,000
 Amortization of premium on
  marketable securities..............       851,000           --         19,000
 Amortization of discount on
  marketable securities..............      (691,000)          --            --
 Accretion of interest on discounted
  note payable.......................        34,000        26,000           --
 Non-cash compensation expense.......     1,495,000       201,000        51,000
 Valuation of options and warrants...       433,000       752,000        44,000
 Interest paid with common stock.....            --        49,000           --
 Interest paid with preferred stock..            --       239,000           --
  Changes in:
   Other assets......................      (981,000)   (1,899,000)      260,000
   Accounts payable and accrued
    expenses ........................     2,566,000       454,000     1,620,000
   Settlement accrual................      (500,000)   (1,000,000)    1,500,000
   Deferred revenue..................    (4,117,000)   16,116,000       345,000
                                       ------------  ------------  ------------
    Net cash provided by (used in)
     operating activities............    (9,489,000)    8,708,000   (10,565,000)
                                       ------------  ------------  ------------
Cash flows from investing activities:
 Purchases of marketable securities..  (137,978,000)          --            --
 Maturities of marketable
  securities.........................    58,071,000           --      7,267,000
 Cash restricted for collateral......       835,000           --            --
 Acquisition of subsidiary, net of
  $25,000 cash acquired..............           --            --         (5,000)
 Capital expenditures................    (9,090,000)   (3,469,000)     (278,000)
                                       ------------  ------------  ------------
    Net cash provided by (used in)
     investing activities............   (89,832,000)   (3,469,000)    6,984,000
                                       ------------  ------------  ------------
Cash flows from financing activities:
 Proceeds from sale of stock.........           --    102,212,000           --
 Proceeds from exercise of options
  and warrants ......................       614,000     1,068,000        11,000
 Dividends paid on Series A-1
  Preferred Stock....................           --       (229,000)          --
 Proceeds from issuance of short-term
  debt...............................     5,000,000           --     10,000,000
 Repayment of long-term debt and
  notes payable......................    (1,331,000)   (1,378,000)   (1,224,000)
                                       ------------  ------------  ------------
    Net cash provided by financing
     activities......................     4,283,000   101,673,000     8,787,000
                                       ------------  ------------  ------------
Net increase (decrease) in cash and
 cash equivalents....................   (95,038,000)  106,912,000     5,206,000
Cash and cash equivalents--beginning
 of year.............................   114,557,000     7,645,000     2,439,000
                                       ------------  ------------  ------------
Cash and cash equivalents--end of
 year................................  $ 19,519,000  $114,557,000  $  7,645,000
                                       ============  ============  ============
Supplemental disclosures of cash flow
 information:
 Cash paid for interest..............  $    204,000  $    331,000  $    446,000
 Noncash investing and financing
  activities:
  Equipment purchased under capital
   leases............................           --            --   $    390,000
  Dividends declared but not paid....                         --   $    501,000
  Note receivable exchanged for
   common stock......................           --   $    521,000           --
  Notes payable (including interest
   due of $89,000) exchanged for
   common stock......................           --   $  1,068,000           --
  Notes payable (including interest
   due of $353,000) exchanged for
   redeemable preferred stock........           --   $ 10,353,000           --
  Conversion of redeemable and
   convertible preferred stock to
   common stock......................           --   $ 71,751,000           --

  The accompanying notes are an integral part of these consolidated financial statements.

                      3-DIMENSIONAL PHARMACEUTICALS, INC.

                         NOTES TO FINANCIAL STATEMENTS

                          December 31, 2001 and 2000

NOTE A--DESCRIPTION OF BUSINESS

   3-Dimensional Pharmaceuticals, Inc. (the Company) is a drug discovery and development company that has a pipeline of drug candidates in the areas of cancer and inflammation, and metabolic and cardiovascular diseases. The Company has developed an integrated set of proprietary technologies called DiscoverWorks(R) to accelerate and improve the drug discovery process. DiscoverWorks enables scientists to design characteristics into drug candidates that the Company believes increases the probability of development success. The Company uses DiscoverWorks to discover and develop drugs for its own pipeline and in collaboration with pharmaceutical and biotechnology companies.

   The Company has incurred net losses since inception in 1993 and may incur additional losses for at least the next several years. Through December 31, 2001, substantially all of the Company's revenue has been derived from corporate collaborations, license agreements and government grants. The Company expects that substantially all of its funds for the next several years will result from payments from these sources, from outlicensing of technologies and internally developed drug candidates, and from interest income. The Company expects to spend significant resources to enhance its drug discovery technologies and to fund research and development of its pipeline of drug candidates. Through December 31, 2001, the Company's technologies have not been used in the development of any compound that has reached the point of commercialization. In order to achieve profitability, the Company must continue to develop products and technologies that can be commercialized by the Company or through existing and future collaborations.

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 [1] Principles of consolidation:

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company balances have been eliminated in consolidation.

 [2] Cash, cash equivalents and marketable securities:

   The Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents.

   Marketable securities include investments in commerical paper, notes and bonds with original maturities of greater than three months having a remaining maturity of less than 24 months. These marketable securities are treated for accounting purposes as available-for-sale and as such are reported at their fair market values. At December 31, 2001, the Company had $1,123,000 of unrealized gains on these marketable securities. All realized gains and losses are recorded in the results of operations. Unrealized gains and losses have been recorded as a separate component of stockholders' equity.

 [3] Restricted Cash:

   Restricted cash of $0.8 million at December 31, 2001 collateralizes a $0.8 million outstanding letter of credit associated with the lease of the Company's Cranbury research facility. The funds are invested in a money market fund. (Note K)

 [4] Property and equipment:

   Property and equipment are recorded at cost and depreciated using the straight-line method over estimated useful lives of two to five years. Leasehold improvements and equipment acquired under capital leases are amortized over the lesser of the economic useful life of the improvement or asset or the term of the lease. Expenditures for repairs and maintenance are charged to expense as incurred, while major renewals and improvements are capitalized.

                      3-DIMENSIONAL PHARMACEUTICALS, INC.

                         NOTES TO FINANCIAL STATEMENTS


 [5] Revenue recognition:

   Revenue from corporate collaborations and licensing agreements consists of up-front fees, research and development funding and milestone payments. Non-refundable up-front fees are deferred and amortized to revenue over the related performance period. Periodic payments for research and development activities and government grants are recognized over the period that the Company performs the related activities under the terms of the agreements. Revenue resulting from the achievement of milestone events stipulated in the agreements is recognized when the milestone is achieved.

   In the year ended December 31, 1999, the Company changed its method of recognizing revenue with respect to nonrefundable up-front fees received under corporate collaboration research agreements to the method described above to conform with the requirements of an accounting bulletin on revenue recognition issued by the staff of the Securities and Exchange Commission in December 1999 and retroactively restated its prior years' financial statements to reflect the application of the new method. Prior to the change, the Company recognized revenue from such fees upon the execution of the agreement.

 [6] Research and development:

   Research and development costs are expensed as incurred.

 [7] Accounting for stock-based compensation:

   The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS No.
123), which establishes a fair value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123, which requires disclosure of the pro forma effects on net loss and net loss per share as if stock-based employee compensation was measured under SFAS No. 123, as well as certain other information. The Company accounts for stock-based compensation to non-employees using the fair value method in accordance with SFAS No. 123. The Company has recognized deferred stock compensation related to certain stock option grants (see Note I).

 [8] Use of estimates:

   The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

 [9] Per share data:

   Historical basic and diluted net loss per common share is computed by dividing the net loss increased by declared and accrued cumulative dividends on the Series A-1 preferred stock for the year by the weighted average number of common shares exclusive of outstanding shares of common stock which are subject to repurchase and are nonvested. As their effects would be anti-dilutive, shares of common stock issuable upon conversion of preferred stock (for the periods prior to conversion) and exercise of outstanding options and warrants as well as outstanding common shares which are nonvested during the periods were not included in computing diluted net loss per common share.

                      3-DIMENSIONAL PHARMACEUTICALS, INC.

                         NOTES TO FINANCIAL STATEMENTS


   Securities and the related number of common shares not included in the diluted computation for the years ended December 31, 2001, 2000 and 1999 that could potentially dilute basic earnings per share, if any, in the future are as follows:

                       Dilutive Potential Common Shares*

                                                   2001       2000       1999
                                                 --------- ---------- ----------
   Preferred Stock (see below)..................       --   6,858,000  9,545,000
   Options...................................... 2,991,000  2,115,000  2,023,000
   Warrants.....................................   279,000  1,531,000  1,843,000
   Common stock--subject to repurchase..........   111,000    179,000    115,000
                                                 --------- ---------- ----------
                                                 3,381,000 10,683,000 13,526,000
                                                 ========= ========== ==========

  --------
   * Includes weighted average shares for period prior to conversion and exercise.

   The preferred stock automatically converted into common stock on a 1 for ..36 basis and certain nonvested common stock automatically became vested upon completion of the initial public offering of the Company's common stock in August 2000. Accordingly, pro forma basic and diluted net loss per common share on the accompanying consolidated statements of operations for the years ended December 31, 2000 and 1999 has been calculated by dividing net loss by the weighted average outstanding common shares as if the preferred stock were converted into common stock, and certain nonvested common stock was vested, as of the original date of issuance.

 [10] Comprehensive loss:

   Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," requires the reporting of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. The Company's other comprehensive loss includes unrealized gains on available for sale securities.

 [11] Impairment of long-lived assets:

   As required by Statement of Financial Accounting Standards No. 121,"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company assesses the recoverability of any long-lived assets for which an indicator of impairment exists. Specifically, the Company calculates, and recognizes, any impairment losses by comparing the carrying value of these assets to its estimate of the undiscounted future operating cash flows. Although its current and historical operating cash flows are indicators of impairment, the Company believes that the future cash flows to be received from its long-lived assets will exceed the assets' carrying value. Accordingly, the Company has not recognized any impairment losses through December 31, 2001.

 [12] Income taxes:

   The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The objective of this pronouncement is to recognize and measure, in accordance with enacted tax laws, the amount of current and deferred income taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the financial statements.

                      3-DIMENSIONAL PHARMACEUTICALS, INC.

                         NOTES TO FINANCIAL STATEMENTS


NOTE C--CERTAIN RESEARCH AND COLLABORATION AGREEMENTS

   In December 1997, the Company entered into a research collaboration with Heska Corporation to assist in the discovery and development of new veterinary therapeutic agents. The agreement originally had a two-year research term, which was revived and extended until May 31, 2002. As of December 31, 2001, the Company received up-front cash payments and research funding aggregating approximately $2.7 million.

   In October 1999, the Company entered into a research collaboration and license agreement with Hoechst Schering, AgrEvo GmbH, now part of Aventis CropScience GmbH, under which the Company utilized its DirectedDiversity(R) technology in the discovery of compounds applicable to plant and pest management. The initial term of the agreement was for two years and was extended until it expired in January 2002. As of December 31, 2001, the Company has received up-front payments, payment for delivery of compounds and research funding of approximately $3.4 million.

   In December 1999, the Company entered into a collaboration with Boehringer Ingelheim Pharmaceuticals, Inc., or BIPI, to use its DirectedDiversity technology to assist BIPI in the discovery of new drugs for specific biological targets in humans. The initial term of the collaboration was for two years and, in April 2001, the collaboration was expanded to cover additional targets and the research term was extended until March 2003. As of December 31, 2001, the Company has received up-front payments and research funding aggregating approximately $4.1 million, and will receive additional committed research funding of approximately $3.1 million over the remaining term of the collaboration. The Company could also receive milestone payments of up to $2.4 million for the first product developed depending on whether stipulated milestones are met, and is eligible to receive additional milestone payments if subsequent products are developed. The Company is also entitled to receive royalties on the sales of resulting products.

   In February 2000, the Company entered into a collaboration with DuPont Pharmaceuticals Company (acquired by Bristol-Myers Squibb Company in October
2001) under which the Company would utilize its DirectedDiversity technology to develop new drugs for specific biological targets. As of December 31, 2001, the Company has received up-front payments and research funding aggregating approximately $2.6 million. The agreement expired on December 31, 2001, the end of the initial research term of the collaboration.

   In March 2000, the Company was awarded and commenced a research project in which it was the recipient of a two-year Small Business Innovative Research
(SBIR) award totaling up to $1 million. In addition, in June 2001, the Company was awarded and commenced an additional research project under a two-year SBIR Award totaling up to $1 million. The SBIRs are sponsored by the National Institutes of Health.

   In May 2000, the Company entered into a license and research agreement with Schering AG, Germany, in which Schering AG obtained, for human therapeutic uses, exclusive worldwide rights to the Company's urokinase inhibitor compounds. During the initial two-year research and development term, the Company is to receive payments for research funding totaling $5 million, of which $4.1 million was received by December 31, 2001. In addition, the Company is eligible to receive milestone payments of up to approximately $23 million for the first product developed in a therapeutic area depending on whether stipulated milestones are met, and future milestone payments for additional therapeutic areas and royalties on the sales of any resulting products. In connection with the agreement, an affiliate of Schering AG made a $5 million equity investment in the Company consisting of shares of preferred stock that converted into 223,214 shares of common stock.

   In July 2000, the Company entered into a collaboration with Bristol-Myers Squibb Company, or BMS, under which the Company will use its DiscoverWorks technologies to assist BMS in the discovery and development of new human drugs for specific biological targets. In the initial three-year term of the research

                      3-DIMENSIONAL PHARMACEUTICALS, INC.

                         NOTES TO FINANCIAL STATEMENTS

collaboration, BMS will supply biological targets and the Company will create chemical libraries and screen such libraries against these targets. BMS may terminate research activities with 90 days notice, without cause, but must pay any remaining research funding during the initial research term or one-half of the remaining research funding during any extended term. Following the end of the initial research or any extended research term, either party may terminate the agreement on 30 days notice if no compound is being optimized or developed under the collaborative agreement. The Company received up-front cash licensing and technology access fees amounting to $19 million, net of a $4.5 million refund resulting from a modification of the agreement, and research funding of $14.4 million has been committed over the first three years of the collaboration of which $7.5 million was received by December 31, 2001.

   In addition, the Company could receive milestone payments through the clinical development stages, and royalty payments on the sales of any resulting products, with the amount at each level determined based on the Company's involvement in the related optimization and development activities. For each compound, depending on whether all pre-clinical and clinical milestones are met and depending on the Company's contribution to the development of the compound, the Company could receive milestone payments aggregating up to between $4.5 million and $15 million.

   In December 2000, the Company entered into an agreement with Centocor, Inc., a subsidiary of Johnson & Johnson, under which Centocor acquired worldwide rights to the Company's direct thrombin inhibitor program. Centocor is responsible for development and worldwide commercialization of all compounds under the agreement. For the deep vein thrombosis indication, the Company has an option to co-develop and co-promote with Centocor in the United States. Under the agreement, the Company received an up-front cash payment of $6 million from Centocor, research funding of $0.8 million during the year ended December 31, 2001 and a milestone payment of $4 million in October 2001 and is eligible to receive additional committed research funding of $0.8 million over the remaining term of the contract. The Company could also receive milestone payments of up to $38 million based on the achievement of certain milestones for the first compound developed and approved under the agreement. In addition, the Company is entitled to receive royalties on the sales of any products marketed under the agreement.

   In December 2001, the Company entered into a collaboration with Johnson & Johnson Pharmaceutical Research & Development, L.L.C., or J&J PRD, to utilize the Company's DiscoverWorks technology to discover and optimize small molecule drug leads directed towards genomics targets identified by J&J PRD. The initial research term is for approximately one year, subject to renewal by mutual agreement. Under the terms of this agreement, the Company received an up-front technology access fee and committed research funding aggregating $3.6 million. The contract provides that the Company could also receive milestone payments of up to $4.2 million for the first product developed depending on whether stipulated milestones are met and could receive additional milestones if subsequent products are developed. The contract also provides that the Company is entitled to receive royalties on the sales of any resulting products.

   All revenue from research and collaboration agreements is earned from activities performed in the United States. Revenue from foreign corporate collaborators (based on the location of the collaborator) comprised 13%, 30% and 23% of total collaboration revenues for the years ended December 31, 2001, 2000 and 1999, respectively.

                      3-DIMENSIONAL PHARMACEUTICALS, INC.

                         NOTES TO FINANCIAL STATEMENTS


   Revenue from the Company's major customers as a percentage of total revenue, for the years ended December 31, 2001, 2000 and 1999 was comprised of the following:

            Customer                     2001 2000 1999
            --------                     ---- ---- ----
            A........................... 43%  35%  --
            B........................... 30%  --   --
            C...........................  4%  16%   3%
            D...........................  9%  13%  --
            E...........................  8%  14%  --
            F........................... --   --   37%
            G........................... --    3%  27%
            H........................... --   --   20%
                                         ---  ---  ---
                                         94%  81%  87%
                                         ===  ===  ===

   Deferred revenue at December 31, 2001, which consists of unamortized up-front fees, is expected to be recognized as revenue in 2002 and 2003 in the amounts of $9,601,000 and $3,286,000, respectively.

NOTE D--PROPERTY AND EQUIPMENT

   Property and equipment, all of which are located in the United States, is summarized as follows:

                                                      As of December 31,
                                                    ------------------------
                                                       2001         2000
                                                    -----------  -----------
      Laboratory equipment, computer software and
       office equipment............................ $12,330,000  $ 6,720,000
      Leasehold improvements.......................   4,570,000    2,655,000
                                                    -----------  -----------
                                                     16,900,000    9,375,000
      Less accumulated depreciation and
       amortization................................  (5,165,000)  (3,867,000)
                                                    -----------  -----------
                                                    $11,735,000  $ 5,508,000
                                                    ===========  ===========

NOTE E--ACCOUNTS PAYABLE AND ACCRUED EXPENSES

   Accounts payable and accrued expenses consist of the following:

                                                           As of December 31,
                                                          ---------------------
                                                             2001       2000
                                                          ---------- ----------
      Professional fees.................................. $  950,000 $  289,000
      Equipment..........................................  1,473,000    685,000
      Payroll and related expenses.......................  1,615,000  1,280,000
      Trade payables.....................................  1,721,000    939,000
                                                          ---------- ----------
                                                          $5,759,000 $3,193,000
                                                          ========== ==========

NOTE F--DEBT

 [1] Short-term note payable:

   On December 31, 2001, the Company completed a short-term note financing for $5 million. The note bears interest at the prime rate of 4.75%. Principal and interest is due by February 28, 2002. The Company intends to repay the principal and interest and to arrange to refinance the amount borrowed as a long-term note.

                      3-DIMENSIONAL PHARMACEUTICALS, INC.

                         NOTES TO FINANCIAL STATEMENTS


 [2] Convertible notes payable:

   On November 18, 1999, the Company completed a convertible note financing for $10 million.

   The notes bore interest at the rate of prime + 1% per annum (9.5% through December 31, 1999). Principal and interest was due on the first anniversary of the closing date (the Maturity Date). The notes provided that, if prior to the Maturity Date the Company raised an additional $10 million through the sale of redeemable preferred stock, the notes and any unpaid accrued interest would convert into the redeemable stock on the same terms and conditions as given to the new investors. On March 31, 2000, the Company raised $18.4 million through the sale of redeemable preferred stock, which upon completion of the IPO converted into 2,186,101 shares of common stock. In connection therewith, the $10 million of convertible notes and $353,000 of accrued interest were converted into shares of redeemable preferred stock, which upon completion of the IPO converted into 1,232,559 shares of common stock.

   In connection with the sale of the notes, the Company issued warrants to purchase 1,250,000 shares of common stock exercisable at $3.50 per share for a period of one year. The Company recorded a noncash interest charge in connection with these warrants of $26,000 for the year ended December 31, 1999. All of the warrants were exercised prior to expiration, certain of which on a net issuance basis, resulting in the issuance of 1,119,285 shares of common stock.

 [3] Long-term debt:

   Long-term debt, including capital lease obligations, was as follows:

                                                           As of December 31,
                                                          ---------------------
                                                             2001       2000
                                                          ---------- ----------
      Loans payable(a)................................... $1,010,000 $2,002,000
      Note payable(b)....................................    217,000    308,000
      Capital lease obligations..........................        --     214,000
                                                          ---------- ----------
                                                           1,227,000  2,524,000
      Current portion of long-term debt..................  1,066,000  1,209,000
                                                          ---------- ----------
      Long-term debt..................................... $  161,000 $1,315,000
                                                          ========== ==========

--------
(a) During 1998 and 1999, the Company entered into a series of 48-month loans to finance the purchase of laboratory equipment and office equipment and certain tenant improvements at interest rates varying between 10.68% and 11.65%. The loans are payable in monthly installments of principal and interest aggregating $98,000 with final payments in 2002 and 2003 aggregating $362,000 and $39,000, respectively. Borrowings related to the purchase of laboratory equipment and office equipment are collateralized by the equipment.
(b) The note is payable in annual installments of $125,000 through December 2003. Interest on the note payable has been imputed at 10.0% per annum. As of December 31, 2001, the discounted amount of the note is $217,000 (face value $250,000).

   Minimum principal repayments of long-term debt as of December 31, 2001 were as follows:

      2002........................................................... $1,066,000
      2003...........................................................    161,000
                                                                      ----------
          Total...................................................... $1,227,000
                                                                      ==========

                      3-DIMENSIONAL PHARMACEUTICALS, INC.

                         NOTES TO FINANCIAL STATEMENTS


NOTE G--FAIR VALUE OF FINANCIAL INSTRUMENTS

   Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires the Company to disclose the estimated fair value of its financial instruments. The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts payable and accrued expenses approximate fair value because of the short-term duration of those items. The carrying amounts of debt and notes payable approximate fair value because the interest rates on such debt approximate the market rate.

NOTE H--REDEEMABLE PREFERRED STOCK AND EQUITY SECURITIES

 [1] Preferred stock:

   In August 2000, all outstanding Series A, B, C and D preferred shares and the notes payable were automatically converted into common shares of the Company on a 1 to .36 basis upon completion of the initial public offering of the Company's common stock.

 [2] Common Stock:

   In August 2000, the Company completed an initial public offering of its common stock. The offering consisted of 5,000,000 shares, which were priced at $15 per share. The Company also granted its underwriters an option to purchase 750,000 shares to cover over allotments, which was exercised concurrently with the IPO. Net proceeds to the Company after subtracting underwriting discounts and expenses was $78,888,000.

 [3] Warrants:

   As of December 31, 2001, the Company has outstanding warrants to purchase common shares, all of which are exercisable, as follows:

                                      Expiration                         Number of Common
         Exercise Price                  Date                            Shares Reserved
         --------------               ----------                         ----------------
             $0.03                       2005                                   5,894
             $0.03                       2006                                  90,599
             $0.03                       2007                                   5,336
             $7.00                       2004                                   4,500
                                                                             --------
                                                                             *106,329
                                                                             ========

--------
* Weighted average exercise price was $.32 and weighted average remaining contractual life was 4.44 years.

 [4] Common stock subject to repurchase:

   As of December 31, 2001 and 2000, 93,792 and 139,796 shares of common stock, respectively, are subject to repurchase by the Company. The shares are subject to repurchase at the Company's option at the original purchase prices, ranging from $2.94 to $6.30, in the event that the purchaser's relationship with the Company is terminated. The number of shares subject to repurchase by the Company decreases by 25% on the one-year anniversary of the sale, and further reduces upon later anniversary dates.

 [5] Note receivable from officer:

   At December 31, 2001, the Company has a note receivable from an officer with an unpaid balance of $260,000 in connection with a loan made in March 2000 to purchase 176,871 restricted shares of the Company's common stock. The loan is collateralized by the officer's beneficial interest in the stock. Under the terms of the

                      3-DIMENSIONAL PHARMACEUTICALS, INC.

                         NOTES TO FINANCIAL STATEMENTS

note, interest accrues on the unpaid principal at approximately 7% per annum. Principal and accrued interest is to be paid in four equal installments with the first payment due six months from the loan date and the remaining payments due annually thereafter. The Company has forgiven installments of principal and interest due on loans to this officer and to other officers as part of the overall executive compensation program. These amounts have been recorded as compensation expense totaling $156,000, $182,000 and $58,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

NOTE I--EQUITY COMPENSATION PLANS

   The Company has maintained two equity compensation plans (together the Plans) for the issuance of stock options and other stock grants to its employees, non-employee directors, advisors and consultants.

   The Company's Equity Compensation Plan adopted in 1993, as amended, provides for the issuance of restricted stock and the granting of both incentive stock options and nonqualified stock options to purchase a total of 3,022,095 shares of common stock. The options vest over various periods, not exceeding five years, and expire no later than ten years from date of grant. Upon the close of the Company's IPO in August 2000, the Company stopped making grants under the 1993 Plan.

   During 2000, the board of directors and stockholders approved the 2000 Equity Compensation Plan, which became effective upon the close of the IPO in August 2000 and provided for the granting of up to 2,200,000 shares of common stock. On May 14, 2001, the board of directors and stockholders increased the number of shares under the plan to 4,200,000 shares of common stock.

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

   Pro forma information regarding net loss and loss per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The weighted average fair value of options granted during the years ended December 31, 2001, 2000 and 1999 is estimated to be $6.80, $13.83 and $.35, respectively. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                      Year Ended December 31,
                                                      -------------------------
                                                       2001     2000     1999
                                                      -------  -------  -------
      Risk-free interest rate........................     5.7%     5.9%     6.6%
      Expected life.................................. 6 Years  6 Years  6 Years
      Expected volatility............................     102%     120%      10%
      Divided yield..................................       0%       0%       0%

                      3-DIMENSIONAL PHARMACEUTICALS, INC.

                         NOTES TO FINANCIAL STATEMENTS


   Had compensation cost for the Company's stock options been determined based upon the fair value at the grant date for awards under the Plans consistent with the methodology prescribed under SFAS No. 123, the Company's pro forma net loss and pro forma net loss per share would be as follows:


                                              Year Ended December 31,
                                        -------------------------------------
                                           2001         2000         1999
                                        -----------  -----------  -----------
   Net loss:
    Historical......................... $11,442,000  $ 8,152,000  $15,969,000
    Pro forma..........................  15,652,000   10,388,000   16,398,000
   Basic and diluted net loss per
    share:
    Historical......................... $     (0.53) $     (0.97) $    (27.37)
    Pro forma.......................... $     (0.72) $     (1.23) $    (28.07)

   The following table summarizes information about stock option activity under the Plans during the periods indicated:

                                   Incentive Options   Nonqualified Options
                                  -------------------- ------------------------
                                              Weighted               Weighted
                                              Average                Average
                                              Exercise              Excercise
                                    Shares     Price     Shares       Price
                                  ----------  -------- -----------  -----------
   Balance--December 31, 1998....  1,020,149   $ 2.08      160,487   $   1.92
   Granted.......................    157,585     2.94      727,619       3.67
   Exercised.....................    (11,439)    0.97           --         --
   Forfeited.....................    (31,541)    2.65           --         --
                                  ----------           -----------
   Balance--December 31, 1999....  1,134,754     2.20      888,106       3.35
   Granted.......................    455,170    11.07      431,090      15.17
   Exercised.....................   (200,569)    1.80     (191,433)      2.59
   Forfeited.....................   (133,832)    3.44           --         --
                                  ----------           -----------
   Balance--December 31, 2000....  1,255,523     5.34    1,127,763       8.00
   Granted.......................  1,096,421    10.16      230,142      12.66
   Exercised..................... (1,096,974)    2.45      (49,214)      2.44
   Forfeited.....................   (134,998)   10.46      (86,891)     15.17
                                  ----------           -----------
   Balance--December 31, 2001....  2,019,972   $ 7.90    1,221,800   $   8.59
                                  ----------   ------  -----------   --------

   The following table presents information relating to stock options outstanding and exercisable at December 31, 2001:

                                 Options Outstanding       Options Exercisable
                            ------------------------------ --------------------
                                        Weighted
                                         Average  Weighted             Weighted
                                        Remaining Average              Average
                              Number      Life    Exercise   Number    Exercise
Range of Exercise Price     Outstanding in Years   Price   Exercisable  Price
-----------------------     ----------- --------- -------- ----------- --------
Incentive Stock Options
  $0.03 to $7.28...........    904,494    6.77     $ 3.52    559,235    $ 2.45
  $7.29 to $30.00..........  1,115,478    9.20      11.44     48,690     16.02
                             ---------                       -------
                             2,019,972    8.11     $ 7.90    607,925    $ 3.54
                             =========             ======    =======    ======
Nonqualified Stock Options
  $0.03 to $7.28...........    710,853    7.40     $ 3.89    382,965    $ 3.66
  $7.29 to $30.00..........    510,947    8.98      15.14    109,503     17.54
                             ---------                       -------
                             1,221,800    8.06     $ 8.59    492,468    $ 6.75
                             =========             ======    =======    ======

                      3-DIMENSIONAL PHARMACEUTICALS, INC.

                         NOTES TO FINANCIAL STATEMENTS


   In addition to the stock option activity, the Company issued 7,143 shares of restricted stock at a weighted average purchase price per share of $6.30 under the Plans during the year ended December 31, 2000. The Company reacquired 6,697 unvested, restricted shares at a purchase price of $19,000 during 2000.

   As of December 31, 2001, 2,689,242 common shares were available for future grants under the 2000 Plan.

   The Company records expense for option grants to non-employees in the amount of the fair value per share, as computed using the Black-Scholes option-pricing model and variable plan accounting over the vesting period. The Company recognized non-cash expense of $433,000, $392,000 and $18,000 for the years ended December 31, 2001, 2000 and 1999, respectively in conjunction with such non-employee option grants.

   During the year ended December 31, 2001, the Company recorded charges totaling $365,000 resulting from changes in terms of certain stock options to former employees, directors and consultants.

   During the year ended December 31, 2000, in connection with the grant of options to employees and directors and the change in status of an option holder from a consultant to an employee, the Company recorded deferred stock compensation of $3,983,000, representing the difference between the exercise price and the market value of the Company's common stock on the dates such stock options were granted or status was changed. Deferred compensation is included as a component of stockholders' equity (deficit) and is being amortized to expense over the vesting period of the stock options. For the years ended December 31, 2001 and 2000, the Company incurred deferred stock compensation expense of $1,000,000 and $360,000, respectively.

NOTE J--401(K) PLAN

   The Company maintains a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. During the year ended December 31, 2001, the Company began making matching contributions in the amount of 50% of employee contributions up to 6%. The Company, at its discretion, may also make certain contributions to the plan. For the years ended December 31, 2001 and 2000, the Company contributed $266,000 as matching contributions and $226,000 as a discretionary contribution to the plan, respectively. The Company made no contributions during 1999.

NOTE K--COMMITMENTS AND CONTINGENCIES

 [1] Leases:

   The Company currently occupies approximately 104,500 square feet of space, including its corporate headquarters and clinical development offices in Yardley, Pennsylvania and two research facilities located in Exton, Pennsylvania and Cranbury, New Jersey. The Yardley facility includes 20,500 square feet of office space, which the Company occupied in October 2001 and which is leased through March 2006. The Company leases approximately 41,000 square feet of space in Exton, Pennsylvania which houses one of the Company's research and development facilities, including approximately 10,000 square feet, adjacent to its initial space, which the Company occupied in December 2000. The initial 31,000 square feet of the Exton facility is leased through June 2008 and the additional 10,000 square feet is subject to options allowing the Company to extend that portion of the lease term through June 2008. The Company's other research and development facility includes approximately 43,000 square feet of space in Cranbury, New Jersey. The Cranbury facility is leased through May 2007. At December 31, 2001 minimum annual rentals under the leases are as follows:

                      3-DIMENSIONAL PHARMACEUTICALS, INC.

                         NOTES TO FINANCIAL STATEMENTS


         Year Ending December 31,                      Amount
         ------------------------                    -----------
             2002................................... $ 2,418,000
             2003...................................   2,460,000
             2004...................................   2,503,000
             2005...................................   2,469,000
             2006...................................   2,412,000
           Thereafter...............................   1,207,000
                                                     -----------
                                                     $13,469,000
                                                     ===========

   The leases provide for scheduled rental increases and escalations for increases in real estate taxes and certain operating expenses. At December 31, 2001, the Company has recorded a deferred rent liability in the amount of $84,000.

   Rent expense was $2,224,000, $547,000 and $516,000 for the years ended December 31, 2001,2000 and 1999, respectively.

 [2] Letter of Credit:

   The Company had an outstanding letter of credit at December 31, 2001, totaling $0.8 million pursuant to the lease for the Cranbury research facility. (Note B[3])

 [3] Contingencies:

   The Company may be, from time to time, a party to various legal proceedings arising from normal business activities. Although the amount of any liability that could arise with respect to currently pending actions cannot be accurately predicted, management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial condition or result of operations.

NOTE L--INCOME TAXES

   As of December 31, 2001, the Company has a net operating loss carryforward and a research and development credit carryforward for federal income tax purposes of approximately $49,680,000 and $2,909,000 respectively, which begin to expire in 2016. In addition, the Company has an alternative minimum tax credit carryforward of $120,000 as of December 31, 2001.

   Deferred tax assets, which represent the tax effects of loss and credit carryforwards and temporary differences between the financial statement amounts and the tax basis of assets and liabilities consist of:

                                                        As of December 31,
                                                      ------------------------
                                                         2001         2000
                                                      -----------  -----------
   Net operating loss carryforwards.................  $18,210,000  $14,760,000
   Research and development credit carryforwards....    2,909,000    1,321,000
   Alternative minimum tax credit carryforward......      120,000      117,000
   Income deferred for financial statement purposes,
    taxable when received for tax purposes..........    4,930,000    6,652,000
   Operating expenses, capitalized and amortized as
    start up costs for tax purposes.................          --       247,000
   Other--depreciation and expenses not currently
    deductible......................................      806,000      376,000
                                                      -----------  -----------
   Total deferred tax asset.........................   26,975,000   23,473,000
   Valuation allowance..............................  (26,975,000) (23,473,000)
                                                      -----------  -----------
       Net deferred tax asset.......................  $       --   $       --
                                                      ===========  ===========

                      3-DIMENSIONAL PHARMACEUTICALS, INC.

                         NOTES TO FINANCIAL STATEMENTS


   The Company has not recorded a benefit from its carryforwards or deductible temporary differences because realization of the benefit is uncertain and, therefore, a valuation allowance has been provided for the deferred tax asset at December 31, 2001 and 2000, respectively. The provision for income taxes for the year ended December 31, 2000 represents a provision for the federal alternative minimum tax and state income tax. The difference between the tax benefit computed at the statutory tax rate of 34% and the Company's effective tax rate is due to the increase in the valuation allowance of $3,502,000, $4,305,000 and $6,805,000 for the years ended December 31, 2001, 2000 and
1999, respectively, and the provision for the federal alternative minimum tax and state income tax of $159,000 for the year ended December 31, 2000. In subsequent years, the Company may be subject to an annual limitation on the utilization of its net operating loss and research and development tax credit carryforwards under Section 382 of the Internal Revenue Code.

NOTE M--SETTLEMENT OF LITIGATION

   In October 1998, a complaint was filed in the United States District Court for the District of Delaware by Anadys Pharmaceuticals, Inc. alleging that the Company infringed two Anadys U.S. Patents. On March 7, 2000, the Company and Anadys entered into a Settlement Agreement for a total of $1.5 million which was paid by the Company for settlement of the litigation.

NOTE N--QUARTERLY RESULTS  (unaudited):

                                          Quarter ended
                         --------------------------------------------------
                                                    September
                          March 31      June 30        30       December 31   Total Year
                         -----------  -----------  -----------  -----------  ------------
          2001
Revenues................ $ 5,796,000  $ 6,643,000  $ 5,788,000  $10,172,000  $ 28,399,000
Net loss................  (1,641,000)  (3,094,000)  (4,965,000)  (1,742,000)  (11,442,000)
Basic net loss per
 common share--
 historical*............ $     (0.08) $     (0.14) $     (0.23) $     (0.08) $      (0.53)
Diluted net loss per
 common share--
 historical*............ $     (0.08) $     (0.14) $     (0.23) $     (0.08) $      (0.53)
                         ===========  ===========  ===========  ===========  ============
          2000
Revenues................ $ 1,484,000  $ 2,131,000  $ 4,994,000  $ 3,800,000  $ 12,409,000
Net income (loss).......  (3,742,000)  (2,477,000)     409,000   (2,342,000)   (8,152,000)
Basic net income (loss)
 per common share--
 historical*............ $     (5.92) $     (3.76) $      0.03  $     (0.11) $      (0.97)
Diluted net income
 (loss) per common
 share--historical*..... $     (5.92) $     (3.76) $      0.02  $     (0.11) $      (0.97)
Basic net income (loss)
 per common share--pro
 forma.................. $     (0.36) $     (0.18) $      0.02  $     (0.11) $      (0.52)
Diluted net income
 (loss) per common
 share--pro forma....... $     (0.36) $     (0.18) $      0.02  $     (0.11) $      (0.52)
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

NOTE O--TPO MIMETIC PROGRAM:

   In January 2002, the Company acquired worldwide rights to a pre-clinical compound, 3DP-3534, from GlaxoSmithKline Plc, or GSK, for the prevention and treatment of thrombocytopenia, or low blood platelet count. All payments for the compound will be made to GSK in shares of the Company's stock. The Company made an initial payment of 0.5 million shares and is obligated to issue up to
1.9 million additional shares should the compound achieve certain key development and regulatory milestone events. With respect to the initial 0.5 million shares issued, the Company will recognize a non-cash in-process research and development charge in the first quarter of 2002 of $4.1 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   On September 24, 2001, upon the recommendation of the Audit Committee and the Board of Directors, the Company dismissed Richard A. Eisner & Company, LLP (Eisner) as the Company's independent accountants. Eisner's reports on the financial statements of the Company for each of the fiscal years ended December 31, 2000 and 1999 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. During the Company's 2000 and 1999 fiscal years and the interim period ended September 24, 2001, the Company did not have any disagreements with Eisner on any matter relating to accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Eisner, would have caused Eisner to make reference to the subject matter of the disagreement in connection with its report.

   On September 24, 2001, the Board of Directors approved the Company's retention of Arthur Andersen LLP to act as the Company's independent accountants. During the Company's 2000 and 1999 fiscal years and the interim period ended September 24, 2001, the Company did not consult Arthur Andersen LLP regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the financial statements of the Company. Additionally, the Company did not consult Arthur Andersen LLP during the Company's 2000 and 1999 fiscal years or the interim period ended September 24, 2001, regarding any matter that was the subject of a disagreement or a reportable event.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   The response to this item is contained in part under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K and the remainder is incorporated by reference from the discussion under the caption "Nomination and Election of Directors" from our Proxy Statement relating to our Annual Meeting of Stockholders scheduled for May 17, 2002, which will be filed within 120 days after the close of the Company's fiscal year covered by this Report.

Item 11. Executive Compensation

   This information will be included in our Proxy Statement relating to our Annual Meeting of Stockholders scheduled for May 17, 2002, which will be filed within 120 days after the close of our fiscal year covered by this Report, and is incorporated herein by reference to such Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   This information will be included in our Proxy Statement relating to our Annual Meeting of Stockholders scheduled for May 17, 2002, which will be filed within 120 days after the close of our fiscal year covered by this Report, and is incorporated herein by reference to such Proxy Statement.

Item 13. Certain Relationships and Related Transactions

   This information will be included in our Proxy Statement relating to our Annual Meeting of Stockholders scheduled for May 17, 2002, which will be filed within 120 days after the close of our fiscal year covered by this Report, and is incorporated herein by reference to such Proxy Statement.

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

 Exhibit
 Number                                Description
 -------                               -----------
  3 (i)  Ninth Restated Certificate of Incorporation of the Company
         (incorporated by reference to Exhibit 3.4 to the Company's
         Registration Statement on Form S-1 (File No. 333-37606)).
  3 (ii) Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.5 to the Company's Registration Statement on Form S-1
         (File No. 333-37606)).
  4.1    Form of Common Stock Certificate of Company (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1
         (File No. 333-37606)).
 10.1    3-Dimensional Pharmaceuticals, Inc. Equity Compensation Plan, as
         amended (incorporated by reference to Exhibit 10.1 to the Company's
         Registration Statement on Form S-1 (File No. 333-37606))./1/
 10.2    Third Amended and Restated Stockholders' Agreement by and among the
         Company and the Stockholders identified therein, dated March 31, 2000
         (incorporated by reference to Exhibit 10.2 to the Company's
         Registration Statement on Form S-1 (File No. 333-37606)).
 10.3    Series B Preferred Stock Purchase Agreement between the Company and
         Merck KGaA, dated October 11, 1996 (incorporated by reference to
         Exhibit 10.3 to the Company's Registration Statement on Form S-1 (File
         No. 333-37606)).
 10.4    Series C Preferred Stock Purchase Agreement between the Company and
         American Home Products Corporation, dated June 13, 1997 (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement
         on Form S-1 (File No. 333-37606)).
 10.5    Series D Preferred Stock Purchase Agreement between the Company and
         Schering Berlin Venture Corporation, dated May 17, 2000 (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement
         on Form S-1 (File No. 333-37606)).
 10.6    Warrant to Purchase Common Stock of the Company issued to HealthCare
         Ventures III, L.P., dated November 18, 1999 (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1
         (File No. 333-37606)).
 10.7    Warrant to Purchase Common Stock of the Company issued to HealthCare
         Ventures IV, L.P., dated November 18, 1999 (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1
         (File No. 333-37606)).
 10.8    Warrant to Purchase Common Stock of the Company issued to Rho
         Management Trust II, dated November 18, 1999 (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on
         Form S-1 (File No. 333-37606)).

 Exhibit
 Number                                Description
 -------                               -----------
  10.9   Warrant to Purchase Common Stock of the Company issued to Aetna Life
         Insurance Company, dated November 18, 1999 (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1
         (File No. 333-37606)).
  10.10  Warrant to Purchase Common Stock of the Company issued to Henry
         Rothman, dated November 18, 1999 (incorporated by reference to Exhibit
         10.10 to the Company's Registration Statement on Form S-1 (File No.
         333-37606)).
  10.11  Warrant to Purchase Common Stock of the Company issued to Abingworth
         Bioventures SICAV, dated November 18, 1999 (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1
         (File No. 333-37606)).
  10.12  Warrant to Purchase Common Stock of the Company issued to Sentron
         Medical, Inc., dated November 18, 1999 (incorporated by reference to
         Exhibit 10.12 to the Company's Registration Statement on Form S-1
         (File No. 333-37606)).
  10.13  Warrant to Purchase Common Stock of the Company issued to Biotech
         Growth S.A., dated November 18, 1999 (incorporated by reference to
         Exhibit 10.13 to the Company's Registration Statement on Form S-1
         (File No. 333-37606)).
  10.14  Employment Offer Letter to David C. U'Prichard, dated September 1,
         1999 (incorporated by reference to Exhibit 10.14 to the Company's
         Registration Statement on Form S-1 (File No. 333-37606))./1/
  10.15  Settlement Agreement between the Company and Anadys Pharmaceuticals,
         Inc. (Formerly Scriptgen Pharmaceuticals, Inc.), dated March 7, 2000
         (incorporated by reference to Exhibit 10.15 to the Company's
         Registration Statement on Form S-1 (File No. 333-37606))./2/
  10.16  Research Collaboration Agreement between the Company and BioCryst
         Pharmaceuticals, Inc., dated October 18, 1996, and Amendment No.1 thereto, dated October 18, 1996 (incorporated by reference to Exhibit
         10.16 to the Company's Registration Statement on Form S-1 (File No.
         333-37606))./2/
  10.17  Collaborative Discovery and Lead Optimization Agreement between the
         Company and Boehringer Ingelheim Pharmaceuticals, Inc., dated December
         17, 1999 (incorporated by reference to Exhibit 10.17 to the Company's
         Registration Statement on Form S-1 (File No. 333-37606))./2/
  10.18  Collaborative Research and License Agreement between the Company and
         Hoechst Schering AgrEvo GmbH, now Aventis CropScience GmbH, dated
         October 18, 1999 (incorporated by reference to Exhibit 10.18 to the
         Company's Registration Statement on Form S-1 (File No. 333-37606))./2/
  10.19  Collaborative Research and License Agreement between the Company and
         E.I. DuPont de Nemours & Co., dated October 12, 1998 (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on
         Form S-1 (File No. 333-37606))./2/
  10.20  Collaborative Discovery and Lead Optimization Agreement between the
         Company and DuPont Pharmaceuticals Company, dated February 11, 2000
         (incorporated by reference to Exhibit 10.20 to the Company's
         Registration Statement on Form S-1 (File No. 333-37606))./2/
  10.21  Nonexclusive Patent License Agreement between the Company and DuPont
         Pharmaceuticals Company, dated February 11, 2000 (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on
         Form S-1 (File No. 333-37606))./2/
  10.22  Research and License Agreement between the Company and the Heska
         Corporation, dated December 18, 1997, and Amendment No.1 thereto, dated December 18, 1997 (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1 (File
         No. 333-37606))./2/
  10.23  License and Research Agreement between the Company and Schering AG,
         Germany, dated May 17, 2000 (incorporated by reference to Exhibit
         10.23 to the Company's Registration Statement on Form S-1 (File No.
         333-37606))./2/

 Exhibit
 Number                                Description
 -------                               -----------
  10.24  Master Loan and Security Agreement between the Company and Phoenixcor,
         Inc., dated June 18, 1998 (incorporated by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-1 (File No. 333-
         37606)).
  10.25  Amended and Restated Lease for Combination Office/Laboratory/Light
         Manufacturing Space at Eagleview Corporate Center Lot 28 between the
         Company and Eagleview Technology Partners, dated December 12, 1997
         (incorporated by reference to Exhibit 10.25 to the Company's
         Registration Statement on Form S-1 (File No. 333-37606)).
  10.26  Master Lease Agreement between the Company and Transamerica Business
         Credit Corporation, dated June 12, 1997 (incorporated by reference to
         Exhibit 10.26 to the Company's Registration Statement on Form S-1
         (File No. 333-37606)).
  10.27  Warrant to Purchase Common Stock of the Company issued to Transamerica
         Business Credit Corporation, dated June 12, 1997 (incorporated by reference to Exhibit 10.27 to the Company's Registration Statement on
         Form S-1 (File No. 333-37606)).
  10.28  Master Lease Agreement, Loan Agreement and Subordination Agreement
         between the Company and Comdisco, Inc., dated March 7, 1994
         (incorporated by reference to Exhibit 10.28 to the Company's
         Registration Statement on Form S-1 (File No. 333-37606)).
  10.29  Warrant to Purchase Series A Preferred Stock, originally dated March
         7, 1994 and reissued to CDC Realty, Inc., dated July 21, 1998
         (incorporated by reference to Exhibit 10.29 to the Company's
         Registration Statement on Form S-1 (File No. 333-37606)).
  10.30  Warrant to Purchase Series A Preferred Stock, originally dated March
         7, 1994 and reissued to Gregory Stento, dated July 21, 1998
         (incorporated by reference to Exhibit 10.30 to the Company's
         Registration Statement on Form S-1 (File No. 333-37606)).
  10.31  Warrant to Purchase Series A Preferred Stock, originally dated April
         25, 1995 and reissued to Comdisco, Inc., dated July 21, 1998
         (incorporated by reference to Exhibit 10.31 to the Company's
         Registration Statement on Form S-1 (File No. 333-37606)).
  10.32  Warrant to Purchase Series A Preferred Stock, originally dated April
         25, 1995 and reissued to Gregory Stento, dated July 21, 1998
         (incorporated by reference to Exhibit 10.32 to the Company's
         Registration Statement on Form S-1 (File No. 333-37606)).
  10.33  Form of Warrant to Purchase Common Stock (along with Schedule of
         Holders of Certain Warrants to Purchase Common Stock) (incorporated by reference to Exhibit 10.33 to the Company's Registration Statement on
         Form S-1 (File No. 333-37606)).
  10.34  3-Dimensional Pharmaceuticals, Inc. 2000 Equity Compensation Plan
         (incorporated by reference to Exhibit 10.34 to the Company's
         Registration Statement on Form S-1 (File No. 333-37606))./1/
  10.35  DiscoverWorks(TM) Drug Discovery Collaboration Agreement between the
         Company and Bristol-Myers Squibb Company, dated July 7, 2000
         (incorporated by reference to Exhibit 10.35 to the Company's
         Registration Statement on Form S-1 (File No. 333-37606))./2/
  10.36  DiscoverWorks(TM) Nonexclusive License and Purchase Agreement between the Company and Bristol-Myers Squibb Company, dated July 7, 2000
         (incorporated by reference to Exhibit 10.36 to the Company's
         Registration Statement on Form S-1 (File No. 333-37606))./2/
  10.37  Letter agreement between the Company and Bristol-Myers Squibb Company, dated December 18, 2000 (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K (File No. 000-309992)).
  10.38  Research, Development and Commercialization Agreement between the
         Company and Centocor, Inc., dated as of December 29, 2000
         (incorporated by reference to Exhibit 10.38 to the Company's Annual
         Report on Form 10-K (File No. 000-30992))./2/

 Exhibit
 Number                                Description
 -------                               -----------
  10.39  First Amendment to Lease between the Company and Eagleview Technology
         Partners dated October 24, 2000 (incorporated by reference to Exhibit
         10.39 to the Company's Annual Report on Form 10-K (File No. 000-
         30992))./2/
  10.40  Agreement of Sublease between the Company and Advanced Medicine, Inc., dated December 13, 2000 (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K (File No. 000-30992))./2/
  10.41  Additional and Alternative Target Agreement between the Company and
         Boehringer Ingelheim Pharmaceuticals, Inc. dated April 20, 2001
         (incorporated by reference to Exhibit 10.41 to the Company's Quarterly
         Report on Form 10-Q for the fiscal quarter period ended June 30, 2001
         (File No. 000-30992))./2/
  10.42  Amendment No. 1 dated May 16, 2001, to Discoverworks Drug Discovery
         Collaboration Agreement between the Company and Bristol-Myers Squibb
         Company, dated July 7, 2000 (incorporated by reference to Exhibit
         10.42 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter period ended June 30, 2001 (File No. 000-30992))./2/
  10.43  Agreement of Lease dated June 14, 2001, between the Company and Cedar
         Brook Corporate Center, L.P. (incorporated by reference to Exhibit
         10.43 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter period ended June 30, 2001 (File No. 000-30992)).
  10.44  Amendment No. 2 dated October 4, 2001, to Research, Development and
         Commercialization Agreement between the Company and Centocor, Inc., dated December 29, 2000 (incorporated by reference to Exhibit 10.44 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter period ended September 30, 2001 (File No. 000-30992))./2/
  10.45  Agreement of Lease dated August 8, 2002, between the Company and
         Newtown Office Development III, L.P. (incorporated by reference to
         Exhibit 10.45 to the Company's Quarterly Report on Form 10-Q for the
         fiscal quarter period ended September 30, 2001 (File No. 000-30992)).
  10.46  Collaboration Research and Development Agreement dated October 25,
         2001 between the Company and Athersys, Inc./3/,/4/.
  10.47  Discoverworks Drug Discovery Collaboration Agreement dated December
         28, 2001 between the Company and Janssen Pharmaceuticals and the R.W.
         Johnson Pharmaceutical Research Institute/3/,/4/.
  10.48  License Agreement dated January 7, 2002 between the Company and
         GlaxoSmithKline plc, including Exhibit D consisting of a Stock
         Purchase Agreement and a Registration Rights Agreement between the
         Company and GlaxoSmithKline plc./3/,/4/.
  11.1   Statements or computation of per share income (loss)./3/
  21.1   Subsidiaries of the Registrant (incorporated by reference to the
         Company's Annual Report on Form 10-K (File No. 000-30992)).
  23.1   Consent of Arthur Andersen LLP./3/
  23.2   Consent of Richard A. Eisner & Company, LLP./3/
  99.1   Letter relating to Arthur Andersen LLP./3/

--------
/1/Compensation plans or arrangements in which directors and executive officers are eligible to participate.
/2/Confidential treatment granted with respect to portions of this exhibit.
   Omitted portions were filed separately with the Securities and Exchange Commission.
/3/Filed herewith.
/4/Confidential treatment has been requested with respect to portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

     (b)  Reports on Form 8-K:

     None

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 29, 2002                      3-Dimensional Pharmaceuticals, Inc.

                                                  /s/ David C. U'Prichard
                                          By: _________________________________
                                             David C. U'Prichard, Ph.D. Chief
                                              Executive Officer and Director

           Name                            Title                    Date
           ----                            -----                    ----
     /s/ David C. U'Prichard           Chief Executive          March 29, 2002
-------------------------------------   Officer and
     David C. U'Prichard, Ph.D.         Director (Principal
                                        Executive Officer)

         /s/ John M. Gill              Chief Operating          March 29, 2002
-------------------------------------   Officer and
            John M. Gill                Director (Principal
                                        Financial Officer)

       /s/ Scott M. Horvitz            Vice President,          March 29, 2002
-------------------------------------   Finance and
          Scott M. Horvitz              Administration
                                        (Principal
                                        Accounting Officer)

      /s/ F. Raymond Salemme           President, Chief         March 29, 2002
-------------------------------------   Scientific Officer
      F. Raymond Salemme, Ph.D.         and Director

      /s/ James H. Cavanaugh           Director                 March 29, 2002
-------------------------------------
-------------------------------------
      James H. Cavanaugh, Ph.D.
      James H. Cavanaugh, Ph.D.

    /s/ William Claypool. M.D.         Director                 March 29, 2002
-------------------------------------
-------------------------------------
       William Claypool, M.D.

       /s/ Zola P. Horovitz            Director                 March 29, 2002
-------------------------------------
-------------------------------------
       Zola P. Horovitz, Ph.D

        /s/ David R. King              Director                 March 29, 2002
-------------------------------------
-------------------------------------
            David R. King

         /s/ Joshua Ruch               Director                 March 29, 2002
-------------------------------------
-------------------------------------
             Joshua Ruch

       /s/ Harold R. Werner            Director                 March 29, 2002
-------------------------------------
-------------------------------------
          Harold R. Werner

                               INDEX TO EXHIBITS

 Exhibit
 Number                                Description
 -------                               -----------
  3 (i)  Ninth Restated Certificate of Incorporation of the Company
         (incorporated by reference to Exhibit 3.4 to the Company's
         Registration Statement on Form S-1 (File No. 333-37606)).
  3 (ii) Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.5 to the Company's Registration Statement on Form S-1
         (File No. 333-37606)).
  4.1    Form of Common Stock Certificate of Company (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1
         (File No. 333-37606)).
 10.1    3-Dimensional Pharmaceuticals, Inc. Equity Compensation Plan, as
         amended (incorporated by reference to Exhibit 10.1 to the Company's
         Registration Statement on Form S-1 (File No. 333-37606))./1/
 10.2    Third Amended and Restated Stockholders' Agreement by and among the
         Company and the Stockholders identified therein, dated March 31, 2000
         (incorporated by reference to Exhibit 10.2 to the Company's
         Registration Statement on Form S-1 (File No. 333-37606)).
 10.3    Series B Preferred Stock Purchase Agreement between the Company and
         Merck KGaA, dated October 11, 1996 (incorporated by reference to
         Exhibit 10.3 to the Company's Registration Statement on Form S-1 (File
         No. 333-37606)).
 10.4    Series C Preferred Stock Purchase Agreement between the Company and
         American Home Products Corporation, dated June 13, 1997 (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement
         on Form S-1 (File No. 333-37606)).
 10.5    Series D Preferred Stock Purchase Agreement between the Company and
         Schering Berlin Venture Corporation, dated May 17, 2000 (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement
         on Form S-1 (File No. 333-37606)).
 10.6    Warrant to Purchase Common Stock of the Company issued to HealthCare
         Ventures III, L.P., dated November 18, 1999 (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1
         (File No. 333-37606)).
 10.7    Warrant to Purchase Common Stock of the Company issued to HealthCare
         Ventures IV, L.P., dated November 18, 1999 (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1
         (File No. 333-37606)).
 10.8    Warrant to Purchase Common Stock of the Company issued to Rho
         Management Trust II, dated November 18, 1999 (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on
         Form S-1 (File No. 333-37606)).
 10.9    Warrant to Purchase Common Stock of the Company issued to Aetna Life
         Insurance Company, dated November 18, 1999 (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1
         (File No. 333-37606)).
 10.10   Warrant to Purchase Common Stock of the Company issued to Henry
         Rothman, dated November 18, 1999 (incorporated by reference to Exhibit
         10.10 to the Company's Registration Statement on Form S-1 (File No.
         333-37606)).
 10.11   Warrant to Purchase Common Stock of the Company issued to Abingworth
         Bioventures SICAV, dated November 18, 1999 (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1
         (File No. 333-37606)).
 10.12   Warrant to Purchase Common Stock of the Company issued to Sentron
         Medical, Inc., dated November 18, 1999 (incorporated by reference to
         Exhibit 10.12 to the Company's Registration Statement on Form S-1
         (File No. 333-37606)).

 Exhibit
 Number                                Description
 -------                               -----------
  10.13  Warrant to Purchase Common Stock of the Company issued to Biotech
         Growth S.A., dated November 18, 1999 (incorporated by reference to
         Exhibit 10.13 to the Company's Registration Statement on Form S-1
         (File No. 333-37606)).
  10.14  Employment Offer Letter to David C. U'Prichard, dated September 1,
         1999 (incorporated by reference to Exhibit 10.14 to the Company's
         Registration Statement on Form S-1 (File No. 333-37606))./1/
  10.15  Settlement Agreement between the Company and Anadys Pharmaceuticals,
         Inc. (Formerly Scriptgen Pharmaceuticals, Inc.), dated March 7, 2000
         (incorporated by reference to Exhibit 10.15 to the Company's
         Registration Statement on Form S-1 (File No. 333-37606))./2/
  10.16  Research Collaboration Agreement between the Company and BioCryst
         Pharmaceuticals, Inc., dated October 18, 1996, and Amendment No.1 thereto, dated October 18, 1996 (incorporated by reference to Exhibit
         10.16 to the Company's Registration Statement on Form S-1 (File No.
         333-37606))./2/
  10.17  Collaborative Discovery and Lead Optimization Agreement between the
         Company and Boehringer Ingelheim Pharmaceuticals, Inc., dated December
         17, 1999 (incorporated by reference to Exhibit 10.17 to the Company's
         Registration Statement on Form S-1 (File No. 333-37606))./2/
  10.18  Collaborative Research and License Agreement between the Company and
         Hoechst Schering AgrEvo GmbH, now Aventis CropScience GmbH, dated
         October 18, 1999 (incorporated by reference to Exhibit 10.18 to the
         Company's Registration Statement on Form S-1 (File No. 333-37606))./2/
  10.19  Collaborative Research and License Agreement between the Company and
         E.I. DuPont de Nemours & Co., dated October 12, 1998 (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on
         Form S-1 (File No. 333-37606))./2/
  10.20  Collaborative Discovery and Lead Optimization Agreement between the
         Company and DuPont Pharmaceuticals Company, dated February 11, 2000
         (incorporated by reference to Exhibit 10.20 to the Company's
         Registration Statement on Form S-1 (File No. 333-37606))./2/
  10.21  Nonexclusive Patent License Agreement between the Company and DuPont
         Pharmaceuticals Company, dated February 11, 2000 (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on
         Form S-1 (File No. 333-37606))./2/
  10.22  Research and License Agreement between the Company and the Heska
         Corporation, dated December 18, 1997, and Amendment No.1 thereto, dated December 18, 1997 (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1 (File
         No. 333-37606))./2/
  10.23  License and Research Agreement between the Company and Schering AG,
         Germany, dated May 17, 2000 (incorporated by reference to Exhibit
         10.23 to the Company's Registration Statement on Form S-1 (File No.
         333-37606))./2/
  10.24  Master Loan and Security Agreement between the Company and Phoenixcor,
         Inc., dated June 18, 1998 (incorporated by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-1 (File No. 333-
         37606)).
  10.25  Amended and Restated Lease for Combination Office/Laboratory/Light
         Manufacturing Space at Eagleview Corporate Center Lot 28 between the
         Company and Eagleview Technology Partners, dated December 12, 1997
         (incorporated by reference to Exhibit 10.25 to the Company's
         Registration Statement on Form S-1 (File No. 333-37606)).
  10.26  Master Lease Agreement between the Company and Transamerica Business
         Credit Corporation, dated June 12, 1997 (incorporated by reference to
         Exhibit 10.26 to the Company's Registration Statement on Form S-1
         (File No. 333-37606)).
  10.27  Warrant to Purchase Common Stock of the Company issued to Transamerica
         Business Credit Corporation, dated June 12, 1997 (incorporated by reference to Exhibit 10.27 to the Company's Registration Statement on
         Form S-1 (File No. 333-37606)).

 Exhibit
 Number                                Description
 -------                               -----------
  10.28  Master Lease Agreement, Loan Agreement and Subordination Agreement
         between the Company and Comdisco, Inc., dated March 7, 1994
         (incorporated by reference to Exhibit 10.28 to the Company's
         Registration Statement on Form S-1 (File No. 333-37606)).
  10.29  Warrant to Purchase Series A Preferred Stock, originally dated March
         7, 1994 and reissued to CDC Realty, Inc., dated July 21, 1998
         (incorporated by reference to Exhibit 10.29 to the Company's
         Registration Statement on Form S-1 (File No. 333-37606)).
  10.30  Warrant to Purchase Series A Preferred Stock, originally dated March
         7, 1994 and reissued to Gregory Stento, dated July 21, 1998
         (incorporated by reference to Exhibit 10.30 to the Company's
         Registration Statement on Form S-1 (File No. 333-37606)).
  10.31  Warrant to Purchase Series A Preferred Stock, originally dated April
         25, 1995 and reissued to Comdisco, Inc., dated July 21, 1998
         (incorporated by reference to Exhibit 10.31 to the Company's
         Registration Statement on Form S-1 (File No. 333-37606)).
  10.32  Warrant to Purchase Series A Preferred Stock, originally dated April
         25, 1995 and reissued to Gregory Stento, dated July 21, 1998
         (incorporated by reference to Exhibit 10.32 to the Company's
         Registration Statement on Form S-1 (File No. 333-37606)).
  10.33  Form of Warrant to Purchase Common Stock (along with Schedule of
         Holders of Certain Warrants to Purchase Common Stock) (incorporated by reference to Exhibit 10.33 to the Company's Registration Statement on
         Form S-1 (File No. 333-37606)).
  10.34  3-Dimensional Pharmaceuticals, Inc. 2000 Equity Compensation Plan
         (incorporated by reference to Exhibit 10.34 to the Company's
         Registration Statement on Form S-1 (File No. 333-37606))./1/
  10.35  DiscoverWorks(TM) Drug Discovery Collaboration Agreement between the
         Company and Bristol-Myers Squibb Company, dated July 7, 2000
         (incorporated by reference to Exhibit 10.35 to the Company's
         Registration Statement on Form S-1 (File No. 333-37606))./2/
  10.36  DiscoverWorks(TM) Nonexclusive License and Purchase Agreement between the Company and Bristol-Myers Squibb Company, dated July 7, 2000
         (incorporated by reference to Exhibit 10.36 to the Company's
         Registration Statement on Form S-1 (File No. 333-37606))./2/
  10.37  Letter agreement between the Company and Bristol-Myers Squibb Company, dated December 18, 2000 (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K (File No. 000-309992)).
  10.38  Research, Development and Commercialization Agreement between the
         Company and Centocor, Inc., dated as of December 29, 2000
         (incorporated by reference to Exhibit 10.38 to the Company's Annual
         Report on Form 10-K (File No. 000-30992))./2/
  10.39  First Amendment to Lease between the Company and Eagleview Technology
         Partners dated October 24, 2000 (incorporated by reference to Exhibit
         10.39 to the Company's Annual Report on Form 10-K (File No. 000-
         30992))./2/
  10.40  Agreement of Sublease between the Company and Advanced Medicine, Inc., dated December 13, 2000 (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K (File No. 000-30992))./2/
  10.41  Additional and Alternative Target Agreement between the Company and
         Boehringer Ingelheim Pharmaceuticals, Inc. dated April 20, 2001
         (incorporated by reference to Exhibit 10.41 to the Company's Quarterly
         Report on Form 10-Q for the fiscal quarter period ended June 30, 2001
         (File No. 000-30992))./2/
  10.42  Amendment No. 1 dated May 16, 2001, to Discoverworks Drug Discovery
         Collaboration Agreement between the Company and Bristol-Myers Squibb
         Company, dated July 7, 2000 (incorporated by reference to Exhibit
         10.42 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter period ended June 30, 2001 (File No. 000-30992))./2/

 Exhibit
 Number                                Description
 -------                               -----------
  10.43  Agreement of Lease dated June 14, 2001, between the Company and Cedar
         Brook Corporate Center, L.P. (incorporated by reference to Exhibit
         10.43 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter period ended June 30, 2001 (File No. 000-30992)).
  10.44  Amendment No. 2 dated October 4, 2001, to Research, Development and
         Commercialization Agreement between the Company and Centocor, Inc., dated December 29, 2000 (incorporated by reference to Exhibit 10.44 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter period ended September 30, 2001 (File No. 000-30992))./2/
  10.45  Agreement of Lease dated August 8, 2002, between the Company and
         Newtown Office Development III, L.P. (incorporated by reference to
         Exhibit 10.45 to the Company's Quarterly Report on Form 10-Q for the
         fiscal quarter period ended September 30, 2001 (File No. 000-30992)).
  10.46  Collaboration Research and Development Agreement dated October 25,
         2001 between the Company and Athersys, Inc./3/,/4/.
  10.47  Discoverworks Drug Discovery Collaboration Agreement dated December
         28, 2001 between the Company and Janssen Pharmaceuticals and the R.W.
         Johnson Pharmaceutical Research Institute/3/,/4/.
  10.48  License Agreement dated January 7, 2002 between the Company and
         GlaxoSmithKline plc, including Exhibit D consisting of a Stock
         Purchase Agreement and a Registration Rights Agreement between the
         Company and GlaxoSmithKline plc./3/,/4/.
  11.1   Statements or computation of per share income (loss)./3/
  21.1   Subsidiaries of the Registrant (incorporated by reference to the
         Company's Annual Report on Form 10-K (File No. 000-30992)).
  23.1   Consent of Arthur Andersen LLP./3/
  23.2   Consent of Richard A. Eisner & Company, LLP./3/
  99.1   Letter relating to Arthur Andersen LLP./3/

--------
/1/Compensation plans or arrangements in which directors and executive officers are eligible to participate.
/2/Confidential treatment granted with respect to portions of this exhibit.
   Omitted portions were filed separately with the Securities and Exchange Commission.
/3/Filed herewith.
/4/Confidential treatment has been requested with respect to portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.