Form 10-K405/A
period 2001-12-31
3 DIMENSIONAL PHARMACEUTICALS INC
filed 2002-04-01
CIK 914201

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              Amendment No. 1 to

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

 Exhibit
 Number                                Description
 -------                               -----------
  10.39  First Amendment to Lease between the Company and Eagleview Technology
         Partners dated October 24, 2000 (incorporated by reference to Exhibit
         10.39 to the Company's Annual Report on Form 10-K (File No. 000-
         30992))./2/
  10.40  Agreement of Sublease between the Company and Advanced Medicine, Inc., dated December 13, 2000 (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K (File No. 000-30992))./2/
  10.41  Additional and Alternative Target Agreement between the Company and
         Boehringer Ingelheim Pharmaceuticals, Inc. dated April 20, 2001
         (incorporated by reference to Exhibit 10.41 to the Company's Quarterly
         Report on Form 10-Q for the fiscal quarter period ended June 30, 2001
         (File No. 000-30992))./2/
  10.42  Amendment No. 1 dated May 16, 2001, to Discoverworks Drug Discovery
         Collaboration Agreement between the Company and Bristol-Myers Squibb
         Company, dated July 7, 2000 (incorporated by reference to Exhibit
         10.42 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter period ended June 30, 2001 (File No. 000-30992))./2/
  10.43  Agreement of Lease dated June 14, 2001, between the Company and Cedar
         Brook Corporate Center, L.P. (incorporated by reference to Exhibit
         10.43 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter period ended June 30, 2001 (File No. 000-30992)).
  10.44  Amendment No. 2 dated October 4, 2001, to Research, Development and
         Commercialization Agreement between the Company and Centocor, Inc., dated December 29, 2000 (incorporated by reference to Exhibit 10.44 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter period ended September 30, 2001 (File No. 000-30992))./2/
  10.45  Agreement of Lease dated August 8, 2002, between the Company and
         Newtown Office Development III, L.P. (incorporated by reference to
         Exhibit 10.45 to the Company's Quarterly Report on Form 10-Q for the
         fiscal quarter period ended September 30, 2001 (File No. 000-30992)).
  10.46  Collaboration Research and Development Agreement dated October 25,
         2001 between the Company and Athersys, Inc./4/,/5/.
  10.47  Discoverworks Drug Discovery Collaboration Agreement dated December
         28, 2001 between the Company and Janssen Pharmaceuticals and the R.W.
         Johnson Pharmaceutical Research Institute/4/,/5/.
  10.48  License Agreement dated January 7, 2002 between the Company and
         GlaxoSmithKline plc, including Exhibit D consisting of a Stock
         Purchase Agreement and a Registration Rights Agreement between the
         Company and GlaxoSmithKline plc./4/,/5/.
  11.1   Statements or computation of per share income (loss)./5/
  21.1   Subsidiaries of the Registrant (incorporated by reference to the
         Company's Annual Report on Form 10-K (File No. 000-30992)).
  23.1   Consent of Arthur Andersen LLP./5/
  23.2   Consent of Richard A. Eisner & Company, LLP./5/
  99.1   Letter relating to Arthur Andersen LLP./3/

--------
/1/Compensation plans or arrangements in which directors and executive officers are eligible to participate.
/2/Confidential treatment granted with respect to portions of this exhibit.
   Omitted portions were filed separately with the Securities and Exchange Commission.
/3/Filed herewith.
/4/Confidential treatment has been requested with respect to portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
/5/Previously filed.

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

        /s/ David R. King              Director                 March 29, 2002
-------------------------------------
-------------------------------------
            David R. King

         /s/ Joshua Ruch               Director                 March 29, 2002
-------------------------------------
-------------------------------------
             Joshua Ruch

       /s/ Harold R. Werner            Director                 March 29, 2002
-------------------------------------
-------------------------------------
          Harold R. Werner

 Exhibit
 Number                                Description
 -------                               -----------
  10.43  Agreement of Lease dated June 14, 2001, between the Company and Cedar
         Brook Corporate Center, L.P. (incorporated by reference to Exhibit
         10.43 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter period ended June 30, 2001 (File No. 000-30992)).
  10.44  Amendment No. 2 dated October 4, 2001, to Research, Development and
         Commercialization Agreement between the Company and Centocor, Inc., dated December 29, 2000 (incorporated by reference to Exhibit 10.44 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter period ended September 30, 2001 (File No. 000-30992))./2/
  10.45  Agreement of Lease dated August 8, 2002, between the Company and
         Newtown Office Development III, L.P. (incorporated by reference to
         Exhibit 10.45 to the Company's Quarterly Report on Form 10-Q for the
         fiscal quarter period ended September 30, 2001 (File No. 000-30992)).
  10.46  Collaboration Research and Development Agreement dated October 25,
         2001 between the Company and Athersys, Inc./4/,/5/.
  10.47  Discoverworks Drug Discovery Collaboration Agreement dated December
         28, 2001 between the Company and Janssen Pharmaceuticals and the R.W.
         Johnson Pharmaceutical Research Institute/4/,/5/.
  10.48  License Agreement dated January 7, 2002 between the Company and
         GlaxoSmithKline plc, including Exhibit D consisting of a Stock
         Purchase Agreement and a Registration Rights Agreement between the
         Company and GlaxoSmithKline plc./4/,/5/.
  11.1   Statements or computation of per share income (loss)./5/
  21.1   Subsidiaries of the Registrant (incorporated by reference to the
         Company's Annual Report on Form 10-K (File No. 000-30992)).
  23.1   Consent of Arthur Andersen LLP./5/
  23.2   Consent of Richard A. Eisner & Company, LLP./5/
  99.1   Letter relating to Arthur Andersen LLP./3/

--------
/1/Compensation plans or arrangements in which directors and executive officers are eligible to participate.
/2/Confidential treatment granted with respect to portions of this exhibit.
   Omitted portions were filed separately with the Securities and Exchange Commission.
/3/Filed herewith.
/4/Confidential treatment has been requested with respect to portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
/5/ Previously filed.