Form 10-K/A
period 2001-12-31
3 DIMENSIONAL PHARMACEUTICALS INC
filed 2002-04-12
CIK 914201

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              Amendment No. 2 to

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

                      3-DIMENSIONAL PHARMACEUTICALS, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                    Preferred Stock       Common Stock
                   ------------------  -------------------
                                                                           Notes                    Accumulated
                                                            Additional   Receivable                    Other
                                Par                  Par     Paid-in        From       Deferred    Comprehensive Accumulated
                     Shares    Value     Shares     Value    Capital      Officers   Compensation  Income (Loss)   Deficit
                   ----------  ------  ----------  ------- ------------  ----------  ------------  ------------- ------------
Balance--December
 31, 1998........   1,400,000  $1,000     733,979  $ 1,000 $  3,875,000  $(121,000)  $       --     $      --    $(29,140,000)
Common stock
 issued pursuant
 to exercise of
 stock options...         --      --       11,439      --        11,000        --            --            --             --
Value of options
 issued to
 consultants.....         --      --          --       --        18,000        --            --            --             --
Value of warrants
 issued in
 connection with
 bridge loan.....         --      --          --       --        26,000        --            --            --             --
Dividend declared
 on Series A-1
 preferred.......         --      --          --       --      (501,000)       --            --            --             --
Forgiveness of
 loans made to
 officers........         --      --          --       --           --      51,000           --            --             --
Net loss.........         --      --          --       --           --         --            --            --     (15,969,000)
                   ----------  ------  ----------  ------- ------------  ---------   -----------    ----------   ------------
Balance--December
 31, 1999........   1,400,000   1,000     745,418    1,000    3,429,000    (70,000)          --            --     (45,109,000)
Common stock
 issued pursuant
 to exercise of
 stock options,
 warrants and
 stock grants....         --      --      622,010      --     1,605,000   (521,000)          --            --             --
Common stock
 issued pursuant
 to cashless
 exercise of
 warrants........         --      --    1,017,230    1,000       (1,000)       --            --            --             --
Issuance of
 Series D
 preferred stock,
 net of offering
 costs of
 $24,000.........     625,000   1,000         --       --     4,976,000        --            --            --             --
Common stock
 issued pursuant
 to initial
 public offering,
 net of offering
 costs of
 $7,362,500......         --      --    5,750,000    6,000   78,882,000        --            --            --             --
Conversion of
 convertible
 preferred
 stock...........  (2,025,000) (2,000)    723,214    1,000        1,000        --            --            --             --
Conversion of
 redeemable
 preferred
 stock...........         --      --   12,463,389   12,000   63,523,000        --            --            --             --
Conversion of
 notes payable--
 dividends and
 accrued
 interest........         --      --       71,234      --     1,068,000        --            --            --             --
Dividends
 declared on
 Series A-1
 preferred.......         --      --          --       --      (563,000)       --            --            --             --
Value of options
 issued to
 consultants.....         --      --          --       --       392,000        --            --            --             --
Deferred
 compensation
 charge in
 connection with
 option grants...         --      --          --       --     3,983,000        --     (3,983,000)          --             --
Forfeiture of
 options subject
 to deferred
 compensation....         --      --          --       --       (53,000)       --         53,000           --             --
Deferred
 compensation
 expense.........         --      --          --       --           --         --        360,000           --             --
Common stock
 reacquired......         --      --       (6,697)     --       (19,000)    19,000           --            --             --
Forgiveness of
 loans made to
 officers........         --      --          --       --           --     182,000           --            --             --
Net loss.........         --      --          --       --           --         --            --            --      (8,152,000)
                   ----------  ------  ----------  ------- ------------  ---------   -----------    ----------   ------------
Balance--December
 31, 2000........         --      --   21,385,798   21,000  157,223,000   (390,000)   (3,570,000)          --     (53,261,000)
Common stock
 issued pursuant
 to exercise of
 stock options...         --      --      246,134      --       603,000        --            --            --             --
Common stock
 issued pursuant
 to exercise of
 warrants........         --      --      356,306    1,000       10,000        --            --            --             --
Value of options
 issued to
 consultants.....         --      --          --       --       433,000        --            --            --             --
Compensation
 charge in
 connection with
 acceleration of
 vesting terms on
 options.........         --      --          --       --       365,000        --            --            --             --
Forfeiture of
 options subject
 to deferred
 compensation....         --      --          --       --      (184,000)       --        184,000           --             --
Deferred
 compensation
 expense.........         --      --          --       --           --         --      1,000,000           --             --
Forgiveness of
 loans made to
 officer.........         --      --          --       --           --     130,000           --            --             --
Comprehensive
 loss:                                                                                                     --
 Net loss........         --      --          --       --           --         --            --                   (11,442,000)
 Unrealized gain
  on
  investments....         --      --          --       --           --         --            --      1,123,000            --
Comprehensive
 loss............
                   ----------  ------  ----------  ------- ------------  ---------   -----------    ----------   ------------
Balance--December
 31, 2001........         --   $  --   21,988,238  $22,000 $158,450,000  $(260,000)  $(2,386,000)   $1,123,000   $(64,703,000)
                   ==========  ======  ==========  ======= ============  =========   ===========    ==========   ============
                       Total
                   Stockholders'
                      Equity
                     (Deficit)
                   --------------
Balance--December
 31, 1998........  $(25,384,000)
Common stock
 issued pursuant
 to exercise of
 stock options...        11,000
Value of options
 issued to
 consultants.....        18,000
Value of warrants
 issued in
 connection with
 bridge loan.....        26,000
Dividend declared
 on Series A-1
 preferred.......      (501,000)
Forgiveness of
 loans made to
 officers........        51,000
Net loss.........   (15,969,000)
                   --------------
Balance--December
 31, 1999........   (41,748,000)
Common stock
 issued pursuant
 to exercise of
 stock options,
 warrants and
 stock grants....     1,084,000
Common stock
 issued pursuant
 to cashless
 exercise of
 warrants........           --
Issuance of
 Series D
 preferred stock,
 net of offering
 costs of
 $24,000.........     4,977,000
Common stock
 issued pursuant
 to initial
 public offering,
 net of offering
 costs of
 $7,362,500......    78,888,000
Conversion of
 convertible
 preferred
 stock...........           --
Conversion of
 redeemable
 preferred
 stock...........    63,535,000
Conversion of
 notes payable--
 dividends and
 accrued
 interest........     1,068,000
Dividends
 declared on
 Series A-1
 preferred.......      (563,000)
Value of options
 issued to
 consultants.....       392,000
Deferred
 compensation
 charge in
 connection with
 option grants...           --
Forfeiture of
 options subject
 to deferred
 compensation....           --
Deferred
 compensation
 expense.........       360,000
Common stock
 reacquired......           --
Forgiveness of
 loans made to
 officers........       182,000
Net loss.........    (8,152,000)
                   --------------
Balance--December
 31, 2000........   100,023,000
Common stock
 issued pursuant
 to exercise of
 stock options...       603,000
Common stock
 issued pursuant
 to exercise of
 warrants........        11,000
Value of options
 issued to
 consultants.....       433,000
Compensation
 charge in
 connection with
 acceleration of
 vesting terms on
 options.........       365,000
Forfeiture of
 options subject
 to deferred
 compensation....           --
Deferred
 compensation
 expense.........     1,000,000
Forgiveness of
 loans made to
 officer.........       130,000
Comprehensive
 loss:
 Net loss........   (11,442,000)
 Unrealized gain
  on
  investments....     1,123,000
                   --------------
Comprehensive
 loss............   (10,319,000)
                   --------------
Balance--December
 31, 2001........  $ 92,246,000
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
  10.39  First Amendment to Lease between the Company and Eagleview Technology
         Partners dated October 24, 2000 (incorporated by reference to Exhibit
         10.39 to the Company's Annual Report on Form 10-K (File No. 000-
         30992))./2/
  10.40  Agreement of Sublease between the Company and Advanced Medicine, Inc., dated December 13, 2000 (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K (File No. 000-30992))./2/
  10.41  Additional and Alternative Target Agreement between the Company and
         Boehringer Ingelheim Pharmaceuticals, Inc. dated April 20, 2001
         (incorporated by reference to Exhibit 10.41 to the Company's Quarterly
         Report on Form 10-Q for the fiscal quarter period ended June 30, 2001
         (File No. 000-30992))./2/
  10.42  Amendment No. 1 dated May 16, 2001, to Discoverworks Drug Discovery
         Collaboration Agreement between the Company and Bristol-Myers Squibb
         Company, dated July 7, 2000 (incorporated by reference to Exhibit
         10.42 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter period ended June 30, 2001 (File No. 000-30992))./2/
  10.43  Agreement of Lease dated June 14, 2001, between the Company and Cedar
         Brook Corporate Center, L.P. (incorporated by reference to Exhibit
         10.43 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter period ended June 30, 2001 (File No. 000-30992)).
  10.44  Amendment No. 2 dated October 4, 2001, to Research, Development and
         Commercialization Agreement between the Company and Centocor, Inc., dated December 29, 2000 (incorporated by reference to Exhibit 10.44 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter period ended September 30, 2001 (File No. 000-30992))./2/
  10.45  Agreement of Lease dated August 8, 2002, between the Company and
         Newtown Office Development III, L.P. (incorporated by reference to
         Exhibit 10.45 to the Company's Quarterly Report on Form 10-Q for the
         fiscal quarter period ended September 30, 2001 (File No. 000-30992)).
  10.46  Collaboration Research and Development Agreement dated October 25,
         2001 between the Company and Athersys, Inc./4/,/5/.
  10.47  Discoverworks Drug Discovery Collaboration Agreement dated December
         28, 2001 between the Company and Janssen Pharmaceuticals and the R.W.
         Johnson Pharmaceutical Research Institute/4/,/5/.
  10.48  License Agreement dated January 7, 2002 between the Company and
         GlaxoSmithKline plc, including Exhibit D consisting of a Stock
         Purchase Agreement and a Registration Rights Agreement between the
         Company and GlaxoSmithKline plc./4/,/5/.
  11.1   Statements or computation of per share income (loss)./5/
  21.1   Subsidiaries of the Registrant (incorporated by reference to the
         Company's Annual Report on Form 10-K (File No. 000-30992)).
  23.1   Consent of Arthur Andersen LLP./3/
  23.2   Consent of Richard A. Eisner & Company, LLP./3/
  99.1   Letter relating to Arthur Andersen LLP./5/

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


Date: April 9, 2002                       3-Dimensional Pharmaceuticals, Inc.

                                                  /s/ Scott M. Horvitz
                                          By: _________________________________
                                              Scott M. Horvitz, Vice President
                                              Finance and Administration
                                              (Principal Accounting Officer)

           Name                            Title                    Date
           ----                            -----                    ----
       /s/ Scott M. Horvitz            Vice President,          April 9, 2002
-------------------------------------   Finance and
          Scott M. Horvitz              Administration
                                        (Principal
                                        Accounting Officer)

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
  10.43  Agreement of Lease dated June 14, 2001, between the Company and Cedar
         Brook Corporate Center, L.P. (incorporated by reference to Exhibit
         10.43 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter period ended June 30, 2001 (File No. 000-30992)).
  10.44  Amendment No. 2 dated October 4, 2001, to Research, Development and
         Commercialization Agreement between the Company and Centocor, Inc., dated December 29, 2000 (incorporated by reference to Exhibit 10.44 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter period ended September 30, 2001 (File No. 000-30992))./2/
  10.45  Agreement of Lease dated August 8, 2002, between the Company and
         Newtown Office Development III, L.P. (incorporated by reference to
         Exhibit 10.45 to the Company's Quarterly Report on Form 10-Q for the
         fiscal quarter period ended September 30, 2001 (File No. 000-30992)).
  10.46  Collaboration Research and Development Agreement dated October 25,
         2001 between the Company and Athersys, Inc./4/,/5/.
  10.47  Discoverworks Drug Discovery Collaboration Agreement dated December
         28, 2001 between the Company and Janssen Pharmaceuticals and the R.W.
         Johnson Pharmaceutical Research Institute/4/,/5/.
  10.48  License Agreement dated January 7, 2002 between the Company and
         GlaxoSmithKline plc, including Exhibit D consisting of a Stock
         Purchase Agreement and a Registration Rights Agreement between the
         Company and GlaxoSmithKline plc./4/,/5/.
  11.1   Statements or computation of per share income (loss)./5/
  21.1   Subsidiaries of the Registrant (incorporated by reference to the
         Company's Annual Report on Form 10-K (File No. 000-30992)).
  23.1   Consent of Arthur Andersen LLP./3/
  23.2   Consent of Richard A. Eisner & Company, LLP./3/
  99.1   Letter relating to Arthur Andersen LLP./5/

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