Form 10-Q
period 2002-03-31
3 DIMENSIONAL PHARMACEUTICALS INC
filed 2002-05-14
CIK 914201

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-30992

                       3-DIMENSIONAL PHARMACEUTICALS, INC.
      ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                   23-2716487
      ------------------------------        ------------------------------------
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

                                                              Yes   X     No
                                                                   ---

As of May 10, 2002, 22,569,038 shares of common stock were outstanding.

                       3-Dimensional Pharmaceuticals, Inc.

                                      Index

                                                                          Page
                                                                          ----
Part I.    Financial Information

       Item 1.     Consolidated Financial Statements (unaudited)          3

                   Balance Sheets - - March 31, 2002 and
                   December 31, 2001                                      3

                   Statements of Operations - - Three months ended
                   March 31, 2002 and March 31, 2001                      4

                   Statements of Cash Flows - - Three months ended
                   March 31, 2002 and March 31, 2001                      5

                   Notes to Financial Statements                          6

       Item 2.     Management's Discussion and Analysis of
                   Financial Condition and Results of Operations          7-9

       Item 3.     Quantitative and Qualitative Disclosures
                   About Market Risk                                      10

 PART II.  Other Information                                              11

       Item 2.     Changes in Securities and Use of Proceeds              11

       Item 6.     Exhibits and Reports on Form 8-K.                      11

                   Signatures                                             12

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements.
                                   (Unaudited)

                       3-DIMENSIONAL PHARMACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                March 31,       December 31,
                                                                                  2002              2001
                                                                              -------------    -------------
ASSETS
Current assets:
   Cash and cash equivalents ............................................     $  15,047,000    $  19,519,000
   Marketable securities ................................................        78,650,000       80,870,000
   Prepaid expenses and other current assets ............................         4,001,000        3,087,000
                                                                              -------------    -------------
     Total current assets ...............................................        97,698,000      103,476,000
Property and equipment, net .............................................        11,449,000       11,735,000
Restricted cash .........................................................           835,000          835,000
Other assets ............................................................           998,000        1,073,000
                                                                              -------------    -------------
                                                                              $ 110,980,000    $ 117,119,000
                                                                              =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses ................................     $   2,848,000    $   5,759,000
   Current portion of deferred revenue ..................................        11,539,000        9,601,000
   Note payable .........................................................                 -        5,000,000
   Current portion of long-term debt ....................................         2,722,000        1,066,000
                                                                              -------------    -------------
     Total current liabilities ..........................................        17,109,000       21,426,000
Deferred revenue, less current portion ..................................         1,722,000        3,286,000
Long-term debt, less current portion ....................................         4,834,000          161,000
                                                                              -------------    -------------
                                                                                 23,665,000       24,873,000


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock--$.001 par value: 5,000,000 shares authorized,
       none issued and outstanding at March 31, 2002 and March 31, 2001                   -                -
   Common stock--$.001 par value: 45,000,000 shares authorized,
       22,503,103 and 21,988,238 shares issued and outstanding at
       March 31, 2002 and December 31, 2001 .............................            23,000           22,000
   Additional paid-in capital ...........................................       160,699,000      158,450,000
   Note receivable from officer .........................................          (260,000)        (260,000)
   Deferred compensation ................................................          (357,000)      (2,386,000)
   Accumulated deficit ..................................................       (73,490,000)     (64,703,000)
   Accumulated other comprehensive income ...............................           700,000        1,123,000
                                                                              -------------    -------------
Total stockholders' equity ..............................................        87,315,000       92,246,000
                                                                              -------------    -------------
                                                                              $ 110,980,000    $ 117,119,000
                                                                              =============    =============

                      3-DIMENSIONAL PHARMACEUTICALS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Three months ended
                                                                       March 31,
                                                                 2002            2001
                                                              ------------    ------------
Research and grant revenue ..............................     $  6,231,000    $  5,796,000

Costs and expenses:
       Research and development .........................        7,865,000       5,774,000
       Non-cash in-process research and development......        4,050,000               -
       General and administrative .......................        3,936,000       3,244,000
                                                              ------------    ------------
Total costs and expenses ................................       15,851,000       9,018,000
                                                              ------------    ------------
Loss from operations ....................................       (9,620,000)     (3,222,000)
Interest income .........................................          932,000       1,659,000
Interest expense ........................................          (99,000)        (78,000)
                                                              ------------    ------------
Net loss ................................................       (8,787,000)     (1,641,000)
                                                              ============    ============


Basic and diluted net loss per common share .............     $      (0.39)   $      (0.08)

Basic and diluted weighted average common
     shares outstanding .................................       22,357,000      21,313,000
                                                              ------------    ------------



  The accompanying notes are an integral part of these consolidated financial statements.

                       3-DIMENSIONAL PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Three Months Ended March 31,
                                                                    2002             2001
                                                               --------------   --------------
Cash flows from operating activities:
Net loss ...................................................   $  (8,787,000)   $  (1,641,000)
Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
   Depreciation and amortization ...........................         983,000          551,000
   Amortization of premium on marketable securities ........         205,000          131,000
   Amortization of discount on marketable securities .......         (67,000)        (185,000)
   Accretion of interest on discounted note payable ........           5,000            8,000
   Acquisition of pre-clinical compound paid for with
     common stock ..........................................       4,050,000                -
   Non-cash compensation expense ...........................         172,000          256,000
   Valuation of options and warrants .......................          17,000                -
     Changes in:
       Other assets ........................................        (839,000)      (1,990,000)
       Accounts payable and accrued expenses ...............      (2,911,000)        (108,000)
       Settlement accrual ..................................               -         (500,000)
       Deferred revenue ....................................         374,000        3,684,000
                                                               -------------    -------------
            Net cash provided by (used in) operating
               activities ..................................      (6,798,000)         206,000
                                                               -------------    -------------

Cash flows from investing activities:
   Purchases of marketable securities ......................     (14,535,000)     (76,712,000)
   Sales and maturities of marketable securities ...........      16,194,000                -
   Cash restricted for collateral ..........................               -         (840,000)
   Capital expenditures ....................................        (697,000)        (836,000)
                                                               -------------    -------------
            Net cash provided by (used in) investing
               activities ..................................         962,000      (78,388,000)
                                                               -------------    -------------

Cash flows from financing activities:
   Proceeds from exercise of options and warrants ..........          40,000          250,000
   Repayment of short-term debt ............................      (5,000,000)               -
   Proceeds from issuance of long-term debt ................       6,502,000                -
   Repayment of long-term debt and notes payable ...........        (178,000)        (310,000)
                                                               -------------    -------------
            Net cash provided by financing
               activities ..................................       1,364,000          (60,000)
                                                               -------------    -------------

Net decrease in cash and cash equivalents ..................      (4,472,000)     (78,242,000)
Cash and cash equivalents-beginning of period ..............      19,519,000      114,557,000
                                                               -------------    -------------

Cash and cash equivalents-end of period ....................   $  15,047,000    $  36,315,000
                                                               =============    =============

Supplemental disclosures of cash flow information:
   Cash paid for interest ..................................   $      94,000    $      78,000
                                                               =============    =============

  The accompanying notes are an integral part of these consolidated financial statements.

3-DIMENSIONAL PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management's opinion, the accompanying consolidated financial statements contain all adjustments, consisting of normally recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations. Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited consolidated financial statements should be read in conjunction with the Company's 2001 audited financial statements and footnotes included in the Company's Annual Report on Form 10-K (File No. 000-30992).

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

                                                             Three Months Ended March 31,
                                                                 2002             2001
                                                                 ----             ----
Net loss                                                     $ (8,787,000)    $ (1,641,000)
                                                             =============================
Basic and diluted net loss per share
   Weighted average shares of common stock outstanding         22,451,000       21,453,000
   Less: weighted average shares subject to repurchase            (94,000)        (140,000)
                                                             -----------------------------
   Weighted average shares used in computing basic and
     diluted net loss per share                                22,357,000       21,313,000
                                                             -----------------------------
   Basic and diluted net loss per share                      $      (0.39)    $      (0.08)
                                                             =============================

The Company has excluded all stock options and warrants, and shares subject to repurchase from the calculation of basic and diluted loss per common share because all such securities are antidilutive for all applicable periods presented.

3. Non-Cash In-Process Research and Development

In January 2002, the Company acquired worldwide rights to a pre-clinical compound, 3DP-3534, from GlaxoSmithKline Plc, or GSK, for the prevention and treatment of thrombocytopenia, or low blood platelet count. All payments for the compound will be made to GSK in shares of the Company's stock. The Company made an initial payment of 0.5 million shares and is obligated to issue up to 1.9 million additional shares should the compound achieve certain key development and regulatory milestone events. With respect to the initial 0.5 million shares issued, the Company recognized a non-cash in-process research and development charge in the first quarter of 2002 of $4.1 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This report includes "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and contentions and are not historical facts and typically are identified by use of terms such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue" and similar words, although some forward-looking statements are expressed differently. You should be aware that the forward-looking statements included herein represent management's current judgment and expectations, but our actual results, events and performance could differ materially from those in the forward-looking statements. The forward-looking statements are subject to a number of risks and uncertainties, including, but not limited to, risks associated with our new and uncertain technologies, clinical trials and product development, the long and arduous process of obtaining regulatory approval, our dependence on existing and new strategic alliances, our dependence on patents and proprietary rights, our ability to protect and enforce our patents and proprietary rights, the development and availability of competitive products or technologies and our ability to attract and retain talented employees and to manage our expansion as a company increasingly focused on internal product research and development. These risks and uncertainties are discussed in the section entitled "Factors Affecting The Company's Prospects" of the Company's Annual Report on Form 10-K for 2001 filed with the Securities and Exchange Commission. We do not intend to update any of these factors or to publicly announce the results of any revisions to these forward-looking statements at this time.

Overview

We are a small molecule drug discovery and development business that has a pipeline of drug candidates in the areas of cancer, inflammation, and metabolic and cardiovascular diseases. Until recently when we in-licensed a compound, all of the drug candidates in our pipeline were discovered using all or a major portion of our integrated set of proprietary technologies called DiscoverWorks(R). We believe DiscoverWorks increases the productivity of the drug discovery process by making it faster than traditional drug discovery methods and by providing our scientists with the ability to design characteristics into drug candidates that increase the probability of development success. DiscoverWorks may also enable us to discover drugs that act on many of the thousands of new drug targets revealed from sequencing the human genome. We use DiscoverWorks to discover and develop drugs for our own pipeline and in collaboration with pharmaceutical and biotechnology companies.

To date, substantially all of our revenue has been from corporate collaborations, license agreements, and government grants. Revenue from corporate collaborations and licensing agreements consists of up-front fees, research and development funding, and milestone payments. Royalties from sales of developed products are not expected for several years, if at all.

We have incurred substantial operating losses since our inception in 1993. As of March 31, 2002, our accumulated deficit was $73.5 million. We have funded our operations primarily through public and private placements of equity securities totaling $153.0 million and cash received under collaborative agreements, license agreements, and government grants of $74.2 million. Our losses have resulted from costs incurred in research and development activities related to technology development, internally funded drug discovery and development programs, and associated administrative support costs. During 2001, we fulfilled a significant portion of our near term staffing needs, increasing our staff from 125 to 200, including 90 Ph.D.s. The staff expansion has enabled us to increase our DiscoverWorks capacity and initiate and advance our drug discovery programs.

Including first quarter revenue, 3DP's existing collaborations are expected to provide revenue in 2002 of approximately $24 million, relating to up-front fees, research funding payments and license fees. Not included in this estimate are potential milestone payments from existing agreements or any revenue from possible new collaborations. One of our goals is to enter into additional DiscoverWorks collaborations.

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

Results of Operations

Three Months Ended March 31, 2002 and 2001

Revenue. Our revenue for the three months ended March 31, 2002 was $6.2 million as compared to $5.8 million for the three months ended March 31, 2001. The revenue increase resulted from discovery collaborations with Johnson & Johnson Pharmaceutical Research & Development, L.L.C., and an increase in research funding from the Company's collaboration with Bristol-Myers Squibb Company, which was partially off-set by the expiration of the research terms and related funding of agreements with Dupont Pharmaceuticals Company and Aventis CropScience GmbH.

Research and Development Expenses. Our research and development expenses increased by $2.1 million, to $7.9 million for the three months ended March 31, 2002, compared to $5.8 million for the three months ended March 31, 2001. During the quarter, we continued to expand our DiscoverWorks capacity and enhance our investment in our drug discovery and development programs through increases in personnel and facilities expenses.

Non-Cash In-Process Research and Development Expenses. We recorded a non-cash in-process research and development expense of $4.1 million during the three months ended March 31, 2002. The charge resulted from the issuance of 0.5 million shares of 3DP stock for the acquisition of worldwide rights to a pre-IND compound from GSK for the prevention and treatment of thrombocytopenia, or low blood platelet count. 3DP may issue up to 1.9 million additional shares of 3DP stock if the compound achieves certain key development and regulatory milestone events.

General and Administrative Expenses. Our general and administrative expenses increased by $0.7 million to $3.9 million for the three months ended March 31, 2002, compared to $3.2 million for the three months ended March 31, 2001. The increase was primarily related to increased management and personnel expenses, increased investments in business development and facilities required to support our research and development efforts, and other expenses relating to our operations as a public company.

Other Income (Expenses). Interest income was $0.9 million for the three months ended March 31, 2002 and $1.7 million for the three months ended March 31, 2001. Interest income results from the investment of the proceeds from our initial public offering and private placements of securities, as well as investment of the up-front fees we have received from our collaborators. The decrease in interest income is primarily attributable to the overall decrease in interest rates and decreases in our cash balances.

Liquidity and Capital Resources

At March 31, 2002, we had cash, cash equivalents and marketable securities of $93.7 million and working capital of $80.6 million. We have funded our operations to date primarily through public and private placements of equity securities with aggregate proceeds of approximately $153.0 million, and cash received from corporate collaborations totaling $70.4 million, government grants totaling $3.8 million, capital equipment and leasehold improvement financing totaling $14.3 million and interest earned on our cash balances.

During the quarter, the Company repaid a $5.0 million short-term note and then entered into a series of loans totaling $6.5 million, payable over 36 to 48 months, to finance the purchase of capital equipment and leasehold improvements. There have been no other significant changes in the Company's contractual obligations since year end.

To date, substantially all of our revenue has been from corporate collaborations, license agreements and government grants. We expect that substantially all of our revenue for the foreseeable future will come from similar sources. We may incur increasing operating losses over the next several years as we continue to fund internal product research and development and further develop our technologies. We believe that our available cash and cash equivalents, expected revenue from collaborations and license arrangements, existing capital resources and interest income should be sufficient to fund anticipated levels of operations for the next two years.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuating interest expense is limited to our capital lease obligations, the underlying interest rates of which are closely tied to market rates, and our investments in interest rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We seek to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We seek to minimize the risk of default by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest rate sensitive financial instruments at March 31, 2002 or December 31, 2001. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase our interest expense.

                           PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

On January 7, 2002, the Company entered into a License Agreement with GlaxoSmithKline Plc ("GSK") to acquire from GSK the worldwide rights to a compound that the Company is now developing for the prevention and treatment of thrombocytopenia, or low blood platelet count. Under the terms of the License Agreement, the Company issued to GSK, in consideration for the world wide rights, 500,000 shares of common stock and agreed to issue up to an additional
1.9 million shares of common stock to GSK depending upon whether the compound achieves certain specified key development and regulatory milestones. The Company's issuance of the 500,000 shares and agreement to issue, and any issuance of, any or all of the 1.9 million additional shares of common stock are exempt from registration under the Securities Act of 1933, as amended, based upon Section 4(2) of that Act as a private placement of common stock.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits.


None.

(b)  Reports on Form 8-K.


None.

        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                3-Dimensional Pharmaceuticals, Inc.
                -----------------------------------
                (Registrant)

Date:  May 14, 2002         /s/ John M. Gill
       ------------         --------------------------------------------
                            John M. Gill
                            Chief Operating Officer (Principal Financial Officer
                            and Duly Authorized Signatory)



Date:  May 14, 2002         /s/ Scott M. Horvitz
       ------------         --------------------------------------------
                            Scott M. Horvitz
                            Vice President, Finance and Administration
                            (Principal Accounting Officer and
                            Duly Authorized Signatory)