Form 10-Q
period 2002-06-30
3 DIMENSIONAL PHARMACEUTICALS INC
filed 2002-08-13
CIK 914201

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                        Commission file number 001-16019


                       3-DIMENSIONAL PHARMACEUTICALS, INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                             23-2716487
        ----------------------------         ------------------------------
        (State or other jurisdiction      (I.R.S. Employer Identification No.)
      of incorporation or organization)


                              1020 Stony Hill Road
                              Yardley, Pennsylvania
                                      19067
                           ---------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  267/757-7200
                           ---------------------------
              (Registrant's telephone number, including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X  No
                                        -

As of August 7, 2002, 22,593,739 shares of common stock were outstanding.

Draft 08/09/02

                       3-Dimensional Pharmaceuticals, Inc.

                                      Index

                                                                            Page
                                                                            ----
Part I.         Financial Information

        Item 1.      Consolidated Financial Statements (unaudited)          3

                     Balance Sheets - - June 30, 2002 and
                     December 31, 2001(unaudited)                           3

                     Statements of Operations--Three months ended
                     June 30, 2002 and 2001 and Six months ended
                     June 30, 2002 and 2001 (unaudited)                     4

                     Statements of Cash Flows--Six months ended
                     June 30, 2002 and 2001 (unaudited)                     5

                     Notes to Financial Statements (unaudited)              6-7

        Item 2.      Management's Discussion and Analysis of
                     Financial Condition and Results of Operations          8-11

        Item 3.      Quantitative and Qualitative Disclosures
                     About Market Risk                                      12

PART II.        Other Information                                           13

        Item 4.      Submission of Matters to a Vote of Security Holders    13

        Item 6.      Exhibits and Reports on Form 8-K.                      13

                     Signatures                                             14

                     Exhibit 99.1 Certification of Officers                 15

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements.
                                   (Unaudited)

                      3-DIMENSIONAL PHARMACEUTICALS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                      June 30,        December 31,
                                                                                   --------------    --------------
                                                                                        2002              2001
                                                                                   --------------    --------------
ASSETS
Current assets:
   Cash and cash equivalents ....................................................   $  14,373,000    $  19,519,000
   Marketable securities ........................................................      68,479,000       80,870,000
   Prepaid expenses and other current assets ....................................       6,583,000        3,087,000
                                                                                    -------------    -------------
      Total current assets ......................................................      89,435,000      103,476,000
Property and equipment, net .....................................................      11,802,000       11,735,000
Restricted cash .................................................................         803,000          835,000
Other assets ....................................................................         727,000        1,073,000
                                                                                    -------------    -------------
                                                                                    $ 102,767,000    $ 117,119,000
                                                                                    =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses ........................................   $   5,797,000    $   5,759,000
   Current portion of deferred revenue ..........................................       9,846,000        9,601,000
   Note payable .................................................................               -        5,000,000
   Current portion of long-term debt ............................................       2,318,000        1,066,000
                                                                                    -------------    -------------
      Total current liabilities .................................................      17,961,000       21,426,000
Deferred revenue, less current portion ..........................................         158,000        3,286,000
Long-term debt, less current portion ............................................       4,374,000          161,000
                                                                                    -------------    -------------
                                                                                       22,493,000       24,873,000
                                                                                    -------------    -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

      Preferred stock--$.001 par value: 5,000,000 shares authorized,
         none issued and outstanding at June 30, 2002 and December 31, 2001                     -                -
      Common stock-$.001 par value; 45,000,000 shares authorized,
         22,583,739 and 21,988,238 shares outstanding at
         June 30, 2002 and December 31, 2001 ....................................          23,000           22,000
      Additional paid-in capital ................................................     160,793,000      158,450,000
      Note receivable from officer ..............................................        (260,000)        (260,000)
      Deferred compensation .....................................................        (315,000)      (2,386,000)
      Accumulated deficit .......................................................     (80,708,000)     (64,703,000)
      Accumlated other comprehensive income .....................................         741,000        1,123,000
                                                                                    -------------    -------------
Total stockholders' equity ......................................................      80,274,000       92,246,000
                                                                                    -------------    -------------
                                                                                    $ 102,767,000    $ 117,119,000
                                                                                    =============    =============

The accompanying notes are an integral part of these consolidated financial statements.

                      3-DIMENSIONAL PHARMACEUTICALS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Three months ended               Six months ended
                                                                   June 30,                       June 30,
                                                        ----------------------------    ----------------------------
                                                            2002            2001            2002            2001
                                                        ------------    ------------    ------------    ------------
Research and grant revenue ...........................  $  6,471,000    $  6,643,000    $ 12,702,000    $ 12,439,000

Costs and expenses:
   Research and development ..........................    10,288,000       6,894,000      18,153,000      12,668,000
   Non-cash in-process research and development ......             -               -       4,050,000               -
   General and administrative ........................     4,096,000       4,157,000       8,032,000       7,401,000
                                                        ------------    ------------    ------------    ------------
                                                          14,384,000      11,051,000      30,235,000      20,069,000
                                                        ------------    ------------    ------------    ------------
Loss from operations .................................    (7,913,000)     (4,408,000)    (17,533,000)     (7,630,000)
Interest income ......................................       847,000       1,376,000       1,779,000       3,035,000
Interest expense .....................................      (152,000)        (62,000)       (251,000)       (140,000)
                                                        ------------    ------------    ------------    ------------
Net loss .............................................  $ (7,218,000)   $ (3,094,000)   $(16,005,000)   $ (4,735,000)
                                                        ============    ============    ============    ============

Basic and diluted net loss per common share ..........  $      (0.32)   $      (0.14)   $      (0.71)   $      (0.22)
                                                        ============    ============    ============    ============

Basic and diluted weight average common
  shares outstanding .................................    22,472,000      21,416,000      22,415,000      21,365,000
                                                        ------------    ------------    ------------    ------------

The accompanying notes are an integral part of these consolidated financial statements.

                      3-DIMENSIONAL PHARMACEUTICALS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Six Months Ended  Six Months Ended
                                                                      June 30,         June 30,
                                                                ------------------------------------
                                                                       2002             2001
                                                                ------------------ -----------------
Cash flows from operating activities:
Net loss .......................................................   $ (16,005,000)   $  (4,735,000)
Adjustments to reconcile net loss to net cash (used in)
   operating activities:
   Depreciation and amoritzation ...............................       1,852,000        1,203,000
   Amortization of premium on marketable securities ............         431,000          354,000
   Amortization of discount on marketable securities ...........        (142,000)        (471,000)
   Accretion of interest on discounted note payable ............          11,000           16,000
   Acquisition of pre-clinical compound paid for with
      common stock .............................................       4,050,000                -
   Non-cash compensation expense ...............................         213,000          155,000
   Valuation of options and warrants ...........................           8,000          657,000
       Changes in:
            Prepaid and other assets ...........................      (3,150,000)      (2,227,000)
            Accounts payable and accrued expenses ..............          37,000          499,000
            Settlement accrual .................................               -         (500,000)
            Deferred revenue ...................................      (2,883,000)         984,000
                                                                   -------------    -------------
               Net cash (used in) operating activities .........     (15,578,000)      (4,065,000)
                                                                   -------------    -------------

Cash flows from investing activities:
   Purchases of marketable securities ..........................     (29,833,000)    (111,348,000)
   Sales and maturities of marketable securities ...............      41,554,000       12,527,000
   Cash restricted for collateral ..............................          32,000         (846,000)
   Capital expenditures ........................................      (1,919,000)      (2,860,000)
                                                                   -------------    -------------
               Net cash provided by (used in) investing
                  activities ...................................       9,834,000     (102,527,000)
                                                                   -------------    -------------

Cash flows from financing activities:

   Proceeds from exercise of options and warrants ..............         144,000          399,000
   Repayment of note payable ...................................      (5,000,000)               -
   Proceeds from issuance of long-term debt ....................       6,502,000                -
   Repayment of long-term debt .................................      (1,048,000)        (626,000)
                                                                   -------------    -------------
               Net cash provided by (used in) financing
                  activities ...................................         598,000         (227,000)
                                                                   -------------    -------------

Net (decrease) in cash and cash equivalents ....................      (5,146,000)    (106,819,000)
Cash and cash equivalents-beginning of year ....................      19,519,000      114,557,000
                                                                   -------------    -------------

Cash and cash equivalents-end of period ........................   $  14,373,000    $   7,738,000
                                                                   =============    =============
Supplemental disclosures of cash flow information:
   Cash paid for interest ......................................   $     240,000    $     124,000
                                                                   =============    =============

The accompaning notes are an integral part of these consolidated financial statements.

3-DIMENSIONAL PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In management's opinion, the accompanying consolidated financial statements contain all adjustments, consisting of normally recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations. Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited consolidated financial statements should be read in conjunction with the Company's 2001 audited financial statements and footnotes included in the Company's Annual Report on Form 10-K (File No. 001-16019).

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses incurred during the reporting period. Actual results could differ from those estimates.

2. Net Loss Per Common Share

The Company has presented basic and diluted net loss per share pursuant to Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase.

                       3-Dimensional Pharmacetucals, Inc.
                                EPS Presentation

                                                               Three Months Ended June 30,        Six Months Ended June 30,
                                                             -------------------------------   -------------------------------
                                                                  2002             2001             2002            2001
                                                                  ----             ----             ----            ----
      Net loss                                                $ (7,218,000)   $ (3,094,000)     $(16,005,000)   $ (4,735,000)
                                                             =============   =============      ============    ============
      Basic and diluted net loss per share
        Weighted average shares of common stock outstanding     22,564,003      21,554,405        22,507,516      21,503,933
        Less weighted average shares subject to repurchase         (92,224)       (138,228)          (93,012)       (139,016)
                                                             -------------   -------------      ------------    ------------
        Weighted average shares used in computing basic and
          diluted net loss per share                            22,471,779      21,416,177        22,414,504      21,364,917
                                                             -------------   -------------      ------------    ------------
      Basic and diluted net loss per share                    $      (0.32)   $      (0.14)     $      (0.71)   $      (0.22)
                                                             -------------   -------------      ------------    ------------

In addition to the shares subject to repurchase, the Company has also excluded 3,833,253 stock options and 106,328 warrants outstanding at June 30, 2002 and 2,802,280 stock options and 454,760 warrants outstanding at June 30, 2001, from the calculation of basic and diluted loss per common share because all such securities are antidilutive for all applicable periods presented.

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

4. Accounting Changes

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which clarifies accounting and reporting for assets held for sale, scheduled for abandonment or other disposal, and recognition of impairment loss related to the carrying value of long-lived assets. The Company adopted SFAS No. 144 in January 2002. The adoption of this statement did not have a material effect on the results of operations or financial position of the Company.

5. Comprehensive loss

SFAS No. 130, "Reporting Comprehensive Income," requires the reporting of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. The Company's other comprehensive loss includes unrealized gains on available for sale securities. For the six-month period ended June 30, 2002, accumulated other comprehensive income declined by $0.4 million, from $1.1 million at December 31, 2001 to $0.7 million, due to a decrease in the unrealized gains on available for sale securities.

6. Debt

During the first quarter of 2002, the Company repaid a $5.0 million short-term note and then entered into a series of loans totaling $6.5 million, payable over 36 to 48 months, to finance the purchase of capital equipment and leasehold improvements.

7. Stockholders' Equity

The changes in stockholders' equity from December 31, 2001 to June 30, 2002 are summarized as follows:

                                                 Common Stock            Additional
                                         ---------------------------
                                                            Par           Paid-in     Notes Receivable     Deferred
                                          Shares           Value          Capital       From Officers    Compensation

                                         ----------    -------------   -------------  ----------------   --------------
Balance December 31, 2001 .............  21,988,238    $      22,000   $ 158,450,000    $    (260,000)   $  (2,386,000)

Common stock issued pursuant
   to exercise of stock options .......      95,501                -         144,000                -                -
Value of options issued to
   consultants ........................           -                -           8,000                -                -
Common stock issued pursuant
   to acquisition of pre-clinical
   compound ...........................     500,000            1,000       4,049,000                -                -
Forfeiture of options subject to
   deferred compensation  .............           -                -      (1,858,000)               -        1,858,000
Deferred compensation expense .........           -                -               -                -          213,000
Comprehensive loss:
     Net loss .........................           -                -               -                -                -
     Unrealized gain on investments ...           -                -               -                -                -
   Comprehensive loss .................
                                         ----------    -------------   -------------    -------------    -------------
Balance June 30, 2002 .................  22,583,739    $      23,000   $ 160,793,000    $    (260,000)   $    (315,000)
                                         ==========    =============   =============    =============    =============

                                                                                  Total

                                          Accumulated Other   Accumulated  Stockholders' Equity
                                            Comprehensive       Deficit         (Deficit)
                                            Income (Loss)
                                          -----------------  ------------- --------------------
Balance December 31, 2001 .............     $   1,123,000    $ (64,703,000)   $  92,246,000

Common stock issued pursuant
   to exercise of stock options .......                 -                -          144,000
Value of options issued to
   consultants ........................                 -                -            8,000
Common stock issued pursuant
   to acquisition of pre-clinical
   compound ...........................                 -                -        4,050,000
Forfeiture of options subject to
   deferred compensation ..............                 -                -                -
Deferred compensation expense .........                 -                -          213,000
Comprehensive loss:
     Net loss .........................                 -      (16,005,000)     (16,005,000)
     Unrealized gain on investments ...          (382,000)               -         (382,000)
                                                                              -------------
   Comprehensive loss .................                                         (16,387,000)
                                            -------------    -------------    -------------
Balance June 30, 2002 .................     $     741,000    $ (80,708,000)   $  80,274,000
                                            =============    =============    =============

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

Overview

We are a small molecule drug discovery and development business that has a pipeline of drug candidates in the areas of cancer, inflammation, and metabolic and cardiovascular diseases. Until January 2002 when we in-licensed a compound, all of the drug candidates in our pipeline were discovered using all or a major portion of our integrated set of proprietary technologies called DiscoverWorks(R). We believe DiscoverWorks increases the productivity of the drug discovery process by making it faster than traditional drug discovery methods and by providing our scientists with the ability to design characteristics into drug candidates that increase the probability of development success. DiscoverWorks may also enable us to discover drugs that act on many of the thousands of new drug targets revealed from sequencing the human genome. We use DiscoverWorks to discover and develop drugs for our own pipeline and in collaboration with pharmaceutical and biotechnology companies.

To date, substantially all of our revenue has been from corporate collaborations, license agreements, and government grants. Revenue from corporate collaborations and licensing agreements consists of up-front fees, research and development funding, and milestone payments. Royalties from sales of developed products are not expected for several years, if at all.

We have incurred substantial operating losses since our inception in 1993. As of June 30, 2002, our accumulated deficit was $80.7 million. We have funded our operations primarily through public and private placements of equity securities totaling $153.0 million and cash received under collaborative agreements, license agreements, and government grants of $75.3 million. Our losses have resulted from costs incurred in research and development activities related to technology development, internally funded drug discovery and development programs, and associated administrative support costs. During 2001, we fulfilled a significant portion of our near term staffing needs, increasing our staff from 125 to 200, including 90 Ph.D.s. The staff expansion has enabled us to increase our DiscoverWorks capacity and initiate and advance our drug discovery programs.

Including the $12.7 million recognized during the first six months of 2002, our existing collaborations and grants are estimated to provide revenue in 2002 of approximately $24.0 million, relating to up-front fees, research funding payments and license fees. Not included in this estimate is any potential revenue from new collaborations. One of our goals is to enter into additional DiscoverWorks collaborations.

Our ability to achieve profitability depends on the progression and commercialization of our drug candidates from existing programs and collaborations and our ability to initiate and develop new programs and entering into new collaborations with reasonable economic terms. Payments under drug discovery and development agreements fluctuate in both timing and amount and therefore our results of operations for any period may not be comparable to the results of operations for any other period.

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

Results of Operations

Three Months Ended June 30, 2002 and 2001

Revenue. Our revenue for the three months ended June 30, 2002 was $6.5 million as compared to $6.6 million for the three months ended June 30, 2001. During the second quarter of 2002, the two-year research funding period under an agreement with Schering AG came to its scheduled end. This was partially offset by revenue from the discovery collaboration with Johnson & Johnson Pharmaceutical Research & Development, L.L.C. (J&J PRD) that began in the first quarter of 2002. 3DP's three-year collaboration with Bristol-Myers Squibb Company, which commenced during July 2000, provided the largest source of revenue for the three months ended June 30, 2002 and June 30, 2001.

Research and Development Expenses. Our research and development expenses increased by $3.4 million, to $10.3 million for the three months ended June 30, 2002, compared to $6.9 million for the three months ended June 30, 2001. The increase in research and development expenses as compared to the same period last year was attributable to the Company's emphasis on increasing its capacity to generate drug leads and additional resources required to progress our drug candidates to clinical trials. These research efforts required increases in personnel, scientific instrumentation, computing and facilities expenses. We anticipate that research and development expenses will continue to increase as we advance more research and development programs towards and into human clinical trials.

General and Administrative Expenses. Our general and administrative expenses decreased by $0.1 million to $4.1 million for the three months ended June 30, 2002, compared to $4.2 million for the three months ended June 30, 2001.

Other Income (Expenses). Interest income was $0.8 million for the three months ended June 30, 2002 and $1.4 million for the three months ended June 30, 2001. Interest income results from the investment of the proceeds from our initial public offering and private placements of securities, as well as investment of the up-front fees we have received from our collaborators. The decrease in interest income is primarily attributable to the overall decreases in interest rates and our cash balances. Interest expense was $0.2 million for the three months ended June 30, 2002 and $0.1 million for the three months ended June 30, 2001.

Six Months Ended June 30, 2002 and 2001

Revenue. Our revenue for the six months ended June 30, 2002 was $12.7 million as compared to $12.4 million for the six months ended June 30, 2001. During the second quarter of 2002, the two-year research funding period under an agreement with Schering AG came to its scheduled end. This was partially offset by revenue from the discovery collaboration with J & J PRD that began in the first quarter of 2002. During 2001 the research terms and related funding under agreements with Dupont Pharmaceuticals Company and Aventis CropScience GmbH came to their scheduled end. 3DP's three-year collaboration with Bristol-Myers Squibb Company, which commenced during July 2000, provided the largest source of revenue for the three months ended June 30, 2002 and June 30, 2001.

Research and Development Expenses. Our research and development expenses increased by $5.5 million to $18.2 million for the six months ended June 30, 2002, compared to $12.7 million for the six months ended June 30, 2001. The increase in research and development expenses as compared to the same period last year was attributable to the Company's emphasis on increasing its capacity to generate drug leads and additional resources required to progress our drug candidates to clinical trials. These research efforts required increases in personnel, scientific instrumentation, computing and facilities expenses.

Non-Cash In-Process Research and Development Expenses. We recorded a non-cash in-process research and development expense of $4.1 million during the six months ended June 30, 2002. The charge resulted from the issuance of 0.5 million shares of 3DP stock for the acquisition of worldwide rights to a pre-IND compound from GSK for the prevention and treatment of thrombocytopenia, or low blood platelet count. 3DP is required to issue up to 1.9 million additional shares of 3DP stock if the compound achieves certain key development and regulatory milestone events.

General and Administrative Expenses. Our general and administrative expenses increased by $0.6 million to $8.0 million for the six months ended June 30, 2002 compared to $7.4 million for the six months ended June 30, 2001. The increase over the same period last year was primarily related to our increased staffing levels in management and business development and investments in facilities required to support this growth, as well as other expenses relating to our operations as a public company.

Other Income (Expenses). Interest income decreased by $1.2 million to $1.8 million for the six months ended June 30, 2002, compared to $3.0 million for the six months ended June 30, 2001. The decrease in interest income is attributable to the overall decrease in interest rates and decreases in our cash balances. Interest expense was $0.3 million for the six months ended June 30, 2002 and $0.1 million for the six months ended June 30, 2001. The increase is attributable to increased borrowings to finance capital equipment and tenant improvements at our facilities.

New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses accounting and reporting for asset retirement costs of long-lived assets resulting from legal obligations associated with acquisition, construction, or development transactions. The Company is required to adopt SFAS No. 143 in January 2003. Management does not believe the adoption of this statement will have a material effect on the results of operations or financial position of the Company.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which clarifies the criteria under which extinguishment of debt can be considered as extraordinary and rescinds the related SFAS Nos. 4 and 64 in addition to SFAS No. 44 and also makes technical corrections to other Statements of Financial Standards. The Company plans to adopt SFAS No. 145 in January 2003. Management believes that the adoption of this statement will not have a material effect on the Company's future results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies EITF 94-3. The Company plans to adopt SFAS No. 146 in January 2003. Management believes that the adoption of this statement will not have a material effect on the Company's future results of operations.

Liquidity and Capital Resources

At June 30, 2002, we had cash, cash equivalents and marketable securities of $82.9 million and working capital of $71.5 million. We have funded our operations to date primarily through public and private placements of equity securities with aggregate proceeds of approximately $153.0 million, and cash received from corporate collaborations totaling $71.6 million, government grants totaling $3.8 million, capital equipment and leasehold improvement financing totaling $14.3 million and interest earned on our cash balances. In addition, in February 2002, we repaid a $5.0 million short-term note and then entered into a series of loans totaling $6.5 million, payable over 36 to 48 months, to finance the purchase of capital equipment and leasehold improvements. We believe that our available cash and cash equivalents, and marketable securities, expected revenue from collaborations and license arrangements, existing capital resources and interest income should be sufficient to fund anticipated levels of operations at least until the first quarter of 2004.

We expect that substantially all of our revenue for the foreseeable future will come from corporate collaborations, license agreements, government grants, and interest earned on our cash balances. However, there can be no assurance that we will successfully enter into new agreements with collaborators or extend the terms of our existing collaborations. If we raise additional funds through collaborations and licensing arrangements, we may be required to relinquish some rights to our technologies or drug candidates, or grant licenses on terms that are not favorable to us. We may incur increasing operating losses over the next several years as we continue to fund internal product research and development and further develop our technologies. To the extent that funds from our existing and future collaborations are not sufficient to fund our activities, it will be necessary to raise additional funds through public offerings or private placements of securities, long-term borrowings, or other methods of financing. There can be no assurance that such financing will be available on acceptable terms, if at all. If adequate funds are not available, we may have to delay or may not be able to continue developing our drug candidates.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. Our exposure to market risk for a change in interest rates relates primarily to our investment portfolio, since all of our outstanding debt is fixed rate. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We seek to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We seek to minimize the risk of default by investing in investment grade securities. We do not believe that short-term fluctuations in interest rates would materially affect the value of our securities. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase our interest expense.

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Stockholders of the Company was held on May 17, 2002 (the "Annual Meeting"). (b) The following three directors were elected at the Annual Meeting for terms expiring in 2005: Dr. William Claypool, Mr. Joshua Ruch and Dr. F. Raymond Salemme. The following six directors are serving terms that continued after the Annual Meeting: Dr. David C. U'Prichard, Mr. John Gill, Dr. Zola Horovitz, Dr. James H. Cavanaugh, Mr. David R. King and Mr. Harold Werner.

The votes cast in respect of the matters considered at the Annual Meeting were as follows:

Election of Directors:
                                           Votes For     Votes Withheld

                 Dr. William Claypool      18,789,832            19,112
                 Mr. Joshua Ruch           18,789,832            19,112
                 Dr. F. Raymond Salemme    18,789,832            19,112


Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit Number             Description
--------------             -----------
99.1                       Certification of Officers

(b)  Reports on Form 8-K.

         On July 2, 2002, the Company filed a Report on Form 8-K as amended, dated June 27, 2002, providing information under Item 4, Changes in the Registrant's Certifying Accountant.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     3-Dimensional Pharmaceuticals, Inc.
                                     ---------------------------------------
                                     (Registrant)



Date:  August 9, 2002                /s/ Scott M. Horvitz
       --------------                ---------------------------------------
                                     Scott M. Horvitz
                                     Vice President, Chief Financial Officer
                                     (Principal Financial Officer and
                                     Duly Authorized Signatory)