Form 10-Q
period 2002-09-30
3 DIMENSIONAL PHARMACEUTICALS INC
filed 2002-11-15
CIK 914201

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       OR

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 001-16019

                       3-DIMENSIONAL PHARMACEUTICALS, INC.
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                               23-2716487
      ---------------------------------    -------------------------------------
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

                                    Yes   X     No
                                          -

As of November 8, 2002, 22,595,758 shares of common stock were outstanding.

                       3-Dimensional Pharmaceuticals, Inc.

                                      Index

                                                                                     Page
    Part I.                  Financial Information

       Item 1.   Consolidated Financial Statements (unaudited)                         3

                 Balance Sheets--September 30, 2002 and
                 Decmber 31, 2001 (unaudited)                                          3

                 Statements of Operations--Three months ended
                 September 30, 2002 and 2001 and Nine months ended
                 September 30, 2002 and 2001 (unaudited)                               4

                 Statements of Cash Flows--Nine months ended
                 September 30, 2002 and 2001 (unaudited)                               5

                 Notes to Financial Statements (unaudited)                            6-7

       Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                       8-11

       Item 3.   Quantitative and Qualitative Disclosures
                 About Market Risk                                                    11

       Item 4.   Controls and Procedures                                              11

    Part II.     Other Information                                                    12

       Item 7.   Exhibits and Reports on Form 8-K                                     12

                 Signatures                                                           13

                 Certifications                                                      14-15

                 Exhibit Index                                                        16

                 Exhibit 10.1 Collaboration Discovery and Lead
                              Optimization Agreement dated August 12,
                              2002 between the Company and Bristol-
                              Myers Squibb Company

                 Exhibit 99.1 Certification of Officers relating to Financial
                              Statements                                              17

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements.
                                   (Unaudited)

                      3-DIMENSIONAL PHARMACEUTICALS, INC.
                    CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                                                                September 30,       December 31,
                                                                                               ----------------------------------
                                                                                                    2002                 2001
                                                                                               --------------      --------------
ASSETS
Current assets:
    Cash and cash equivalents ............................................................     $   18,719,000      $   19,519,000
    Marketable securities ................................................................         56,392,000          80,870,000
    Prepaid expenses and other current assets ............................................          3,916,000           3,087,000
                                                                                               --------------      --------------
       Total current assets ..............................................................         79,027,000         103,476,000
Property and equipment, net ..............................................................         12,109,000          11,735,000
Restricted cash ..........................................................................            807,000             835,000
Other assets .............................................................................            689,000           1,073,000
                                                                                               --------------      --------------
                                                                                               $   92,632,000      $  117,119,000
                                                                                               ==============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses ................................................     $    5,730,000      $    5,759,000
    Current portion of deferred revenue ..................................................          6,954,000           9,601,000
    Note payable .........................................................................                  -           5,000,000
    Current portion of long-term debt ....................................................          2,474,000           1,066,000
                                                                                               --------------      --------------
       Total current liabilities .........................................................         15,158,000          21,426,000
Deferred revenue, less current portion ...................................................                  -           3,286,000
Long-term debt, less current portion .....................................................          4,895,000             161,000
                                                                                               --------------      --------------
                                                                                                   20,053,000          24,873,000
                                                                                               --------------      --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock--$.001 par value: 5,000,000 shares authorized,
       none issued and outstanding at September 30, 2002 and December 31, 2001 ...........                  -                   -
    Common--stock $.001 par value; 45,000,000 shares authorized,
       22,595,758 and 21,988,238 shares outstanding at
       September 30, 2002 and December 31, 2001 ..........................................             23,000              22,000
    Additional paid-in capital ...........................................................        160,769,000         158,450,000
    Note receivable from officer .........................................................           (130,000)           (260,000)
    Deferred compensation ................................................................           (251,000)         (2,386,000)
    Accumulated deficit ..................................................................        (88,405,000)        (64,703,000)
    Accumulated other comprehensive income ...............................................            573,000           1,123,000
                                                                                               --------------      --------------
Total stockholders' equity ...............................................................         72,579,000          92,246,000
                                                                                               --------------      --------------
                                                                                               $   92,632,000      $  117,119,000
                                                                                               ==============      ==============

   The accompanying notes are an integral part of these consolidated financial statements.

                      3-DIMENSIONAL PHARMACEUTICALS, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                                 Three months ended              Nine months ended
                                                                    September 30,                   September 30,
                                                            ----------------------------    ----------------------------
                                                                2002            2001            2002            2001
                                                            -------------  -------------    -------------  -------------
Research and grant revenue ...............................  $  5,534,000    $  5,788,000    $ 18,236,000    $ 18,227,000

Costs and expenses:
    Research and development .............................     9,668,000       8,279,000    $ 27,821,000      20,947,000
    Non-cash in-process research and development .........             -               -       4,050,000               -
    General and administrative ...........................     4,030,000       3,679,000      12,062,000      11,080,000
                                                            ------------    ------------    ------------    ------------
                                                              13,698,000      11,958,000      43,933,000      32,027,000
                                                            ------------    ------------    ------------    ------------
Loss from operations .....................................    (8,164,000)     (6,170,000)    (25,697,000)    (13,800,000)
Interest income ..........................................       658,000       1,282,000       2,437,000       4,317,000
Interest expense .........................................      (191,000)        (77,000)       (442,000)       (217,000)
                                                            ------------    ------------    ------------    ------------
Net loss .................................................  $ (7,697,000)   $ (4,965,000)   $(23,702,000)   $ (9,700,000)
                                                            ============    ============    ============    ============


Basic and diluted net loss per common share .............   $      (0.34)   $      (0.23)   $      (1.06)   $      (0.45)
                                                            ============    ============    ============    ============
Basic and diluted weighted average common
    shares outstanding ...................................    22,509,000      21,817,000      22,446,000      21,519,000
                                                            ------------    ------------    ------------    ------------

The accompanying notes are an integral part of these consolidated financial statements.

                      3-DIMENSIONAL PHARMACEUTICALS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                         Nine Months Ended    Nine Months Ended
                                                                                           September 30,        September 30,
                                                                                         -----------------    -----------------
                                                                                               2002                  2001
                                                                                         -----------------    -----------------
Cash flows from operating activities:
Net loss .............................................................................    $  (23,702,000)       $  (9,700,000)
Adjustments to reconcile net loss to net cash (used in) operating activities:
     Depreciation and amortization ...................................................         2,824,000            1,936,000
     Amortization of premium on marketable securities ................................           701,000              589,000
     Amortization of discount on marketable securities ...............................          (185,000)            (635,000)
     Accretion of interest on discount note payable ..................................            17,000               24,000
     Acquisition of pre-clinical compound paid for with common stock .................         4,050,000                    -
     Non-cash compensation expense ...................................................           254,000              155,000
     Valuation of options and warrants ...............................................           (25,000)             910,000
         Changes in:
                Prepaid and other assets .............................................          (445,000)          (2,741,000)
                Accounts payable and accrued expenses ................................           (29,000)           2,064,000
                Settlement accrual ...................................................                 -             (500,000)
                Deferred revenue .....................................................        (5,933,000)          (1,310,000)
                                                                                          --------------         ------------
                    Net cash (used in) operating activities ..........................       (22,473,000)          (9,208,000)
                                                                                          --------------         ------------

Cash flows from investing activities:
     Purchases of marketable securities ..............................................       (40,332,000)        (128,912,000)
     Sales and maturities of marketable securities ...................................        63,743,000           45,892,000
     Cash restricted for collateral ..................................................            28,000                    -
     Capital expenditures ............................................................        (3,199,000)          (4,260,000)
                                                                                          --------------        -------------
                    Net cash provided by (used in) investing activities ..............        20,240,000          (87,280,000)
                                                                                          --------------        -------------

Cash flows from financing activities:

     Proceeds from exercise of options and warrants ..................................           176,000              576,000
     Notes receivable from related parties ...........................................           130,000                    -
     Repayment of note payable .......................................................        (5,000,000)                   -
     Proceeds from issuance of long-term debt ........................................         7,892,000                    -
     Repayment of long-term debt .....................................................        (1,766,000)            (819,000)
                                                                                          --------------        -------------
                    Net cash provided by (used in) financing activities ..............         1,432,000             (243,000)
                                                                                          --------------        -------------

Net (decrease) in cash and cash equivalents ..........................................          (800,000)         (96,731,000)
Cash and cash equivalents-beginning of year ..........................................        19,519,000          114,557,000
                                                                                          --------------        -------------
Cash and cash equivalents-end of period ..............................................    $   18,719,000        $  17,826,000
                                                                                          ==============        =============

Supplemental disclosures of cash flow information:
     Cash paid for interest ..........................................................    $      425,000        $     194,000
                                                                                          ==============        =============

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

                      3-Dimensional Pharmaceuticals, Inc.
                                EPS Presentation

                                                              Three Months Ended September 30       Nine Months Ended September 30
                                                            -----------------------------------   ----------------------------------
                                                                 2002             2001                2002              2001
                                                                 ----             ----                ----              ----
Net loss                                                     $   (7,697,000)   $  (4,965,000)      $  (23,702,000)   $  (9,700,000)
                                                            ===================================   ==================================

Basic and diluted net loss per share
  Weighted average shares of common stock outstanding            22,593,934       21,948,267           22,536,567       21,653,496
  Less: weighted average shares subject to repurchase               (85,128)        (131,173)             (90,406)        (134,688)
                                                            -----------------------------------   ----------------------------------
  Weighted average shares used in computing basic and
  diluted net loss per share                                     22,508,806       21,817,094           22,446,161       21,518,808

                                                            -----------------------------------   ----------------------------------
  Basic and diluted net loss per share                       $        (0.34)   $       (0.23)      $        (1.06)   $       (0.45)
                                                            ===================================   ==================================

In addition to the shares subject to repurchase, the Company has also excluded 3,849,273 stock options and 106,328 warrants outstanding at September 30, 2002 and 2,906,448 stock options and 337,340 warrants outstanding at September 30, 2001 from the calculation of basic and diluted loss per common share because all such securities are antidilutive for all applicable periods presented.

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

4. Comprehensive loss

SFAS No. 130, "Reporting Comprehensive Income," requires the reporting of all changes in equity of an enterprise that result from recognized transactions and other economic events in the period other than transactions with owners in their capacity as owners. The Company's other comprehensive loss includes unrealized gains on available for sale securities. For the nine-month period ended September 30, 2002, accumulated other comprehensive income declined by $0.5 million, from $1.1 million at December 31, 2001 to $0.6 million due to a decrease in the unrealized gains on available for sale securities.

5. Debt

During the first quarter of 2002, the Company repaid a $5.0 million short-term note. During the first nine months of 2002, the Company entered into a series of loans totaling $7.9 million, payable over 36 to 48 months with interest rates of 11.12% to 11.84%, to finance the purchase of capital equipment and leasehold improvements.

6. Stockholders' Equity

The changes in stockholders' equity from December 31, 2001 to September 30, 2002 are summarized as follows:

                                                 Common Stock
                                            --------------------------     Additional
                                                                Par         Paid-in      Notes Receivable    Deferred
                                               Shares          Value        Capital       From Officers    Compensation

                                            -----------      ---------   -------------   ---------------   --------------
Balance-December 31, 2001 ...............    21,988,238      $  22,000   $ 158,450,000   $      (260,000)  $  (2,386,000)

Common stock issued pursuant
 to exercise of stock options ...........       107,520              -         176,000                 -               -
Value of options issued to
 consultants ............................             -              -         (25,000)                -               -
Common stock issued pursuant
 to acquisition of pre-clinical
 compound ...............................       500,000          1,000       4,049,000                 -               -
Forfeiture of options subject to
 deferred compensation ..................             -              -      (1,881,000)                -       1,881,000
Deferred compensation expense ...........             -              -               -                 -         254,000
Repayment of loan made to officer .......                                                        130,000
Comprehensive loss:
   Net loss .............................             -              -               -                 -               -
   Unrealized gain on investments .......             -              -               -                 -               -

 Comprehensive loss .....................
                                            -----------      ---------   -------------   ---------------   -------------
Balance-September 30, 2002 ..............    22,595,758      $  23,000   $ 160,769,000   $      (130,000)  $    (251,000)
                                            -----------      ---------   -------------   ---------------   -------------

                                                                                        Total
                                            Accumulated Other     Accumulated    Stockholders' Equity
                                             Comprehensive         Deficit             (Deficit)
                                             Income (Loss)
                                            ----------------     -------------  --------------------
Balance-December 31, 2001 ...............    $   1,123,000       $(64,703,000)   $      92,246,000

Common stock issued pursuant
 to exercise of stock options ...........                -                  -              176,000
Value of options issued to
 consultants ............................                -                  -              (25,000)
Common stock issued pursuant
 to acquisition of pre-clinical
 compound ...............................                -                  -            4,050,000
Forfeiture of options subject to
 deferred compensation ..................                -                  -                    -
Deferred compensation expense ...........                -                  -              254,000
Repayment of loan made to officer .......                                                  130,000
Comprehensive loss:
   Net loss .............................                         (23,702,000)         (23,702,000)
   Unrealized gain on investments .......         (550,000)                               (550,000)
                                                                                ------------------
 Comprehensive loss .....................                                              (24,252,000)
                                            --------------       ------------   ------------------
Balance-September 30, 2002 ..............    $     573,000       $(88,405,000)   $      72,579,000
                                            --------------       ------------   ------------------

7. Bristol-Myers Squibb Company

In July 2000, the Company entered into a drug discovery collaboration agreement with Bristol-Myers Squibb Company, or BMS. Under the July 2000 agreement, BMS agreed to provide the Company with three years of research funding and the Company agreed to use its Discoverworks(R) technologies to assist BMS in the discovery and development of new human drugs for specific biological targets.

In August 2002, the Company entered into a collaborative discovery and lead optimization agreement with BMS, which expires in July 2003. Under the August 2002 agreement, the parties agreed to assist one another in the optimization of certain BMS compounds. The Company and BMS agreed to allocate and, from time to time, reallocate research funding between the July 2000 agreement and the August 2002 agreement so that the aggregate amount of research funding committed to by BMS through July 2003 under both agreements remains unchanged. Also under the terms of the August 2002 agreement, the Company is eligible to receive from BMS, depending on whether stipulated milestones are met, aggregate milestone payments of up to $5.0 million for the first product developed, and is eligible to receive additional milestones if subsequent products are developed. The Company is entitled to receive royalties on sales of products developed pursuant to the agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This report includes "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and contentions and are not historical facts and typically are identified by use of terms such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue" and similar words, although some forward-looking statements are expressed differently. You should be aware that the forward-looking statements included herein represent management's current judgment and expectations, but our actual results, events and performance could differ materially from those in the forward-looking statements. The forward-looking statements are subject to a number of risks and uncertainties, including, but not limited to, risks associated with our new and uncertain technologies, clinical trials and product development, the long and arduous process of obtaining regulatory approval, our dependence on existing and new strategic alliances, our dependence on patents and proprietary rights, our ability to protect and enforce our patents and proprietary rights, the development and availability of competitive products or technologies, our ability to attract and retain talented employees, our cash burn and our ability to manage our efforts as a company increasingly focused on internal product research and development. These risks and uncertainties are discussed in the section entitled "Factors Affecting The Company's Prospects" of the Company's Annual Report on Form 10-K for 2001 filed with the Securities and Exchange Commission. We do not intend to update any of these factors or to publicly announce the results of any revisions to these forward-looking statements at this time.

Overview

We are a small molecule drug discovery and development business that has a pipeline of drug candidates in the areas of cancer, inflammation, and metabolic and cardiovascular diseases. Until January 2002, when we in-licensed a compound, all of the drug candidates in our pipeline were discovered using all or a major portion of our integrated set of proprietary technologies called DiscoverWorks. We believe DiscoverWorks increases the productivity of the drug discovery process by making it faster than traditional drug discovery methods and by providing our scientists with the ability to design characteristics into drug candidates that increase the probability of development success. DiscoverWorks may also enable us to discover drugs that act on many of the thousands of new drug targets revealed from sequencing the human genome. We use DiscoverWorks to discover and develop drugs for our own pipeline and in collaboration with pharmaceutical and biotechnology companies.

To date, substantially all of our revenue has been from corporate collaborations, license agreements, and government grants. Revenue from corporate collaborations and licensing agreements consists of up-front fees, research and development funding, and milestone payments. Royalties from sales of developed products are not expected for several years, if at all.

We have incurred substantial operating losses since our inception in 1993. As of September 30, 2002, our accumulated deficit was $88.4 million. We have funded our operations primarily through public and private placements of equity securities totaling $153.0 million, and cash received under collaborative agreements, license agreements, and government grants of $78.3 million. Our losses have resulted from costs incurred in research and development activities related to technology development, internally funded drug discovery and development programs, and associated administrative support costs.

Including the $18.2 million recognized during the first nine months of 2002, our existing collaborations and grants are estimated to provide revenue in 2002 of approximately $24.0 million, relating to up-front fees, research funding payments and license fees.

Our ability to achieve profitability is dependent on the progress and commercialization of drug candidates from existing programs, and collaborations, and our ability to initiate and develop new programs and enter into additional collaborations with favorable economic terms. Payments under drug discovery and development agreements will be subject to significant fluctuation in both timing and amount, and therefore our results of operations for any period may not be comparable to the results of operations for any other period.

Critical Accounting Policies

Our critical accounting policy is with regard to revenue recognition. Revenue from corporate collaborations and licensing agreements consists of up-front fees, research and development funding, and milestone payments. Non-refundable up-front fees are deferred and amortized to revenue over the related performance period. We estimate our performance period as the initial research term. The actual performance period may vary. We will adjust the performance period estimate based upon available facts and circumstances. Periodic payments for research and development activities and government grants are recognized over the period that we perform the related activities under the terms of the agreements. Revenue resulting from the achievement of milestone events stipulated in the agreements is recognized when we have (i) adequate evidence that the milestone has been achieved and (ii) the achievement of the milestone is deemed to be substantive.

Results of Operations

Three Months Ended September 30, 2002 and 2001

Revenue. Our revenue for the three months ended September 30, 2002 was $5.5 million as compared to $5.8 million for the three months ended September 30, 2001. Our collaboration with Bristol-Myers Squibb Company, which commenced in July of 2000 and provides three years of research funding, was the largest source of revenue for the three months ended September 30, 2002 and September 30, 2001. In August 2002, we entered into a collaborative discovery and lead optimization agreement with BMS, which expires in July 2003. Under the August 2002 agreement, we agreed to assist one another in the optimization of certain BMS compounds. The Company and BMS agreed to allocate and, from time to time, reallocate research funding between the July 2000 agreement and the August 2002 agreement so that the aggregate amount of research funding committed to by BMS through July 2003 under both agreements remains unchanged. Also under the terms of the August 2002 agreement, we are eligible to receive from BMS, depending on whether stipulated milestones are met, aggregate milestone payments of up to $5.0 million for the first product developed, and are eligible to receive additional milestones if subsequent products are developed. We are entitled to receive royalties on sales of products developed pursuant to the agreement.

Research and Development Expenses. Our research and development expenses increased by $1.4 million to $9.7 million for the three months ended September 30, 2002, compared to $8.3 million for the three months ended September 30, 2001. The increase in research and development expenses as compared to the same period last year was attributable to the Company's emphasis on increasing its capacity to generate drug leads and additional resources required to progress our drug candidates to clinical trials. These research efforts required increases in personnel, scientific instrumentation, computing and facilities expenses.

General and Administrative Expenses. Our general and administrative expenses increased by $0.3 million to $4.0 million for the three months ended September 30, 2002, compared to $3.7 million for the three months ended September 30, 2001. The increase was primarily related to increased management and personnel expenses and increased investments in facilities required to support our research and development efforts.

Other Income (Expenses). Interest income was $0.7 million for the three months ended September 30, 2002 and $1.3 million for the three months ended September 30, 2001. Interest income results from the investment of the proceeds from our initial public offering and private placements of securities, as well as investment of the up-front fees we have received from our collaborators. The decrease in interest income is attributable to the overall decrease in interest rates and decreases in our cash balances. Interest expense was $0.2 million for the three months ended September 30, 2002 and $0.1 million for the three months ended September 30, 2001. The increase is attributable to increased borrowings to finance capital equipment and tenant improvements at our facilities.

Nine Months Ended September 30, 2002 and 2001

Revenue. Our revenue for the nine months ended September 30, 2002 was $18.2 million, which was the same amount for the comparable period in 2001. Our collaboration with Bristol-Myers Squibb Company, which commenced in July of 2000 and provides three years of research funding, was the largest source of revenue for the nine months ended September 30, 2002 and September 30, 2001.

Research and Development Expenses. Our research and development expenses increased by $6.9 million to $27.8 million for the nine months ended September 30, 2002, compared to $20.9 million for the nine months ended September 30, 2001. The increase in research and development expenses as compared to the same period last year was attributable to the Company's emphasis on increasing its capacity to generate drug leads and additional resources required to progress our drug candidates to clinical trials. These research efforts required increases in personnel, scientific instrumentation, computing and facilities expenses.

Non-Cash In-Process Research and Development Expenses. We recorded a non-cash in-process research and development expense of $4.1 million during the nine months ended September 30, 2002. The charge resulted from the issuance of 0.5 million shares of our stock for the acquisition of worldwide rights to a pre-IND compound from GSK for the prevention and treatment of thrombocytopenia, or low blood platelet count. We may issue up to 1.9 million additional shares of our stock if the compound achieves certain key development and regulatory milestone events.

General and Administrative Expenses. Our general and administrative expenses increased by $1.0 million to $12.1 million for the nine months ended September 30, 2002, compared to $11.1 million for the nine months ended September 30, 2001. The increase over the same period last year was primarily related to our increased staffing levels in management and business development and investments in facilities required to support this growth.

Other Income (Expenses). Interest income decreased by $1.9 million to $2.4 million for the nine months ended September 30, 2002, compared to $4.3 million for the nine months ended September 30, 2001. The decrease in interest income is attributable to the overall decrease in interest rates and decreases in our cash balances. Interest expense was $0.4 million for the nine months ended September 30, 2002 and $0.2 million for the nine months ended September 30, 2001. The increase is attributable to increased borrowings to finance capital equipment and tenant improvements at our facilities.

New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses accounting and reporting for asset retirement costs of long-lived assets resulting from legal obligations associated with acquisition, construction, or development transactions. We are required to adopt SFAS No. 143 in January 2003. We do not believe that the adoption of this statement will have a material effect on the results of operations or financial position of the Company.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which clarifies accounting and reporting for assets held for sale, scheduled for abandonment or other disposal, and the recognition of impairment loss related to the carrying value of long-lived assets. We adopted SFAS No. 144 in January 2002. The adoption of this statement did not have a material effect on the results of operations or financial position of the Company.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which clarifies the criteria under which extinguishment of debt can be considered as extraordinary and rescinds the related SFAS Nos. 4 and 64 in addition to SFAS No. 44 and also makes technical corrections to other Statements of Financial Standards. We plan to adopt SFAS No. 145 in January 2003. We believe that the adoption of this statement will not have a material effect on the Company's future results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies EITF 94-3. We plan to adopt SFAS No. 146 in January 2003. We believe that the adoption of this statement will not have a material effect on the Company's future results of operations.

Liquidity and Capital Resources

At September 30, 2002, we had cash, cash equivalents and marketable securities of $75.1 million and working capital of $63.9 million. We have funded our operations to date primarily through public and private placements of equity securities with aggregate proceeds of approximately $153.0 million, and cash received from corporate collaborations totaling $74.5 million, government grants totaling $3.8 million, capital equipment and leasehold improvement financing totaling $15.7 million, and interest earned on our cash balances. In February 2002, we repaid a $5.0 million short-term note and during the nine months ended September 30, 2002 entered into a series of loans totaling $7.9 million, payable over 36 to 48 months, to finance the purchase of capital equipment and leasehold improvements. We believe that our available cash and cash equivalents, and marketable securities, expected revenue from collaborations and license arrangements, existing capital resources and interest income should be sufficient to fund anticipated levels of operations at least until the first quarter of 2004.

We expect that substantially all of our revenue for the foreseeable future will come from corporate collaborations, license agreements, government grants, and interest earned on our cash balances. However, there can be no assurance that we will successfully enter into new agreements with collaborators or extend the terms of our existing collaborations. If we raise additional funds through collaborations and licensing arrangements, we may be required to relinquish some rights to our technologies or drug candidates, or grant licenses on terms that are not favorable to us. We may incur increasing operating losses over the next several years as we continue to fund internal product research and development and further develop our technologies. To the extent that funds from our existing and future collaborations are not sufficient to fund our activities, it will be necessary to raise additional funds through public offerings or private placements of securities, long-term borrowings, or other methods of financing. There can be no assurance that such financing will be available on acceptable terms, if at all. If adequate funds are not available, we may have to delay or may not be able to continue developing our drug candidates and other technologies.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. Our exposure to market risk for a change in interest rates relates primarily to our investment portfolio, since the interest rate on all of our outstanding debt is fixed. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We seek to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We seek to minimize the risk of default by investing in investment grade securities. We do not believe that short-term fluctuations in interest rates would materially affect the value of our securities. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase our interest expense.

Item 4.  Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 13, 2002 was conducted under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on that evaluation, our management, including our chief executive officer and our chief financial officer, concluded that our disclosure controls and procedures were effective as of November 13, 2002. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the most recent evaluation.

                           PART II - OTHER INFORMATION

Item 7.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

      Exhibit Number                Description
      --------------                -----------

      Exhibit 10.1      Collaboration Discovery and Lead Optimization
                        Agreement dated August 12, 2002 Between the Company and Bristol-Myers Squibb Company **

      Exhibit 99.1      Certification of Officers

      ** Confidential treatment has been requested with respect to the portions of the exhibit that are indicated by brackets and asterisks. A complete copy of the exhibit has been separately filed with the Securities and Exchange Commission.

(b)  Reports on Form 8-K.

      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   3-Dimensional Pharmaceuticals, Inc.
                   -------------------------------------------------
                   (Registrant)


Date:    November 13, 2002                /s/ Scott M. Horvitz
         -----------------          ---------------------------------------
                                    Scott M. Horvitz
                                    Vice President, Chief Financial Officer
                                    (Principal Financial Officer and
                                    Duly Authorized Signatory)

                                 CERTIFICATIONS

I, David C. U'Prichard, certify that:

1. I have reviewed this quarterly report on Form 10-Q of 3-Dimensional Pharmaceuticals, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/   David C. U'Prichard
-----------------------------
David C. U'Prichard
Chief Executive Officer

I, Scott M. Horvitz, certify that:

1. I have reviewed this quarterly report on Form 10-Q of 3-Dimensional Pharmaceuticals, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/      Scott M. Horvitz
---------------------------------
Scott M. Horvitz
Chief Financial Officer

                                  Exhibit Index

Exhibit Number      Description
--------------      -----------

Exhibit 10.1 Collaboration Discovery and Lead Optimization Agreement dated August 12,2002 Between the Company and Bristol-Myers Squibb Company **

Exhibit 99.1        Certification of Officers

** Confidential treatment has been requested with respect to the portions of the exhibit that are indicated by brackets and asterisks. A complete copy of the exhibit has been separately filed with the Securities and Exchange Commission.